Form 10-Q
period 2007-09-30
Golden Pond Healthcare, Inc.
filed 2007-12-21
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-33798

GOLDEN POND HEALTHCARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0183099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Post Road, 2nd Flood

Darien, CT 06820

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (203) 517-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of December 14, 2007: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements:

	Condensed Balance Sheet as of September 30, 2007	3

	Condensed Statements of Operations for the three months ended September 30, 2007 and for the period from inception (May 15, 2007) to September 30, 2007	4

	Condensed Statement of Cash Flow for the period from inception (May 15, 2007) to September 30, 3007	5

	Notes to Condensed Financial Statements	6 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

CERTIFICATIONS

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

Item 1.	FINANCIAL STATEMENTS

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEET

UNAUDITED

September 30, 2007
ASSETS
Current assets
Cash	$164,000

Other assets
Deferred tax asset	6,000
Deferred offering costs	365,000

Total other assets	371,000

$535,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$330,000
Note payable, stockholder	210,000

Total current liabilities	540,000

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—
Common stock, $.001 par value, authorized 75,000,000 shares; 4,492,188 shares issued and outstanding	4,000
Additional paid-in capital	—
Deficit accumulated during the development stage	(9,000)

Total stockholders’ deficit	(5,000)

$535,000

See accompanying notes to condensed financial statements.

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended September 30, 2007	For the period from inception (May 15, 2007) to September 30, 2007
Revenue	$—	$—
Formation and operating costs	8,000	13,000

Loss from operations	(8,000)	(13,000)
Other income (expense) – interest expense	(2,000)	(2,000)

Loss before income tax benefit	(10,000)	(15,000)
Income tax benefit	4,000	6,000

Net loss	$(6,000)	$(9,000)

Weighted average number of common shares outstanding, basic and diluted	4,292,188	4,292,188

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

UNAUDITED

For the period from inception (May 15, 2007) to September 30, 2007
Cash flows from operating activities
Net loss	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(6,000)
Increase in cash attributable to changes in operating liabilities
Accounts payable and accrued expenses	13,000

Net cash used in operating activities	(2,000)

Cash provided by financing activities
Proceeds from issuance of common stock to Founders	4,000
Proceeds from notes payable, stockholder	210,000
Payments of offering costs	(48,000)

Net cash provided by financing activities	166,000

Net increase in cash	164,000
Cash, beginning of period	—

Cash, end of period	$164,000

Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$317,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE A—BASIS OF PRESENTATION, DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s registration statement filing on Form S-1 filed on October 25, 2007 and the subsequent Form 8-K filed on November 19, 2007 containing audited financial statements and notes thereto as of November 13, 2007 and for the period from inception (May 15, 2007) to November 13, 2007.

Golden Pond Healthcare, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 15, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies.

At September 30, 2007, the Company had not commenced any operations. All activity from inception through September 30, 2007 relates to the Company’s formation and the initial public offering described below. Following the offering, the Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the offering. The Company has selected December 31st as its fiscal year end and it reports as a development stage enterprise.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on November 6, 2007. The Company consummated the Offering on November 13, 2007, contemporaneous with the consummation of the Offering, an affiliate of the Company’s officers purchased 4,000,000 warrants at $1 per warrant in a private placement ) (the “Private Placement”) (see Note D).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business (“Business Combination”). As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $4.05 million including commissions on the over-allotment option to the extent exercised). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying a prospective Target Business will not be limited to particular companies; however it expects to focus on operating businesses in the healthcare industry.

Since the closing of the Offering, an amount equal to approximately 98.3% of the gross proceeds has been held in a trust account (“Trust Account”). The Trust Account will be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the trust account includes $4.05 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside the Trust Account will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a Target Business, will submit such transaction for stockholder approval. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Shareholders owning less that 30% of the shares sold in the Offering exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

“Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. In the event that Initial Stockholders purchase any additional Units or shares of the Company’s common stock in the after market following the Offering, the Company anticipates that they will vote any shares of common stock so acquired in favor of a Business Combination.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the trust account balance previously released to the Company, if a Business Combination is approved and completed.

In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

NOTE B—INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Loss per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net loss of the Company.

NOTE C—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 15,625,000 units (“Units”) at a price of $8.00 per Unit (“the Offering”). Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

The Company granted the underwriter a 30-day option to purchase up to 2,343,750 additional Units to cover the over-allotment. On November 13, 2007, the underwriters, under their over-allotment option, purchased an additional

1,250,000 Units at the offering price of $8.00 per Unit (see Note E). On December 6, 2007, pursuant to the terms of the agreement with the underwriters, the unexercised balance of the underwriters’ over allotment option to purchase additional Units expired unexercised.

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued a $210,000 unsecured promissory note to a principal stockholder and affiliate of the Company’s officer, Pecksland Partners, LLC, on July 16, 2007. The note bears interest at 5% per annum and is payable on earlier of July 16, 2008 or the consummation of the Offering. At September 30, 2007, the note, including accrued interest of $2,000, remains unpaid.

On July 16, 2007, the Company issued 4,492,188 shares of common stock (“Initial Shares”) to the Initial Stockholders of the Company for proceeds of $4,492. The Initial Stockholders have agreed that the shares they owned prior to the Offering will not be transferable until one year from the date of the closing of the initial Business Combination and will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

The Company had the right to purchase up to 585,938 of such shares at a redemption price of $0.001 per share from Pecksland Partners, LLC, an affiliate of the Company’s officers, in the event that the underwriters had not exercised all or a portion of their over-allotment option. This right is exercisable for the five-day period following the earlier to occur of the expiration or termination of the underwriters’ option to purchase 2,343,750 additional units to cover over-allotments. If the underwriters had exercised their over-allotment option in full, the Company would no longer have had a right to purchase any shares of common stock form Pecksland Partners, LLC. On December 6, 2007, the underwriters’ over-allotment option expired and on December 11, 2007, the Company repurchased 273,438 shares of common stock at aggregate price of $273.44.

On November 13, 2007, Pecksland Partners, LLC, purchased, in a Private Placement, 4,000,000 warrants at $1.00 per warrant (“the Insider Warrants”). The aggregate proceeds of the Private Placement are being held in the Trust Account described in Note A. The Insider Warrants will be identical to the Warrants underlying the Units of the Proposed Offering except that if they will not be subject to redemption, the Insider Warrants may be exercisable on a “cashless basis”, and cannot be sold or transferred until 90 days subsequent to the Company’s completion of a Business Combination. If the Company does not complete a Business Combination, then the $4 million proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants issued under this transaction will expire worthless.

NOTE E—COMMITMENTS

The Company paid an underwriting discount of 4% ($5,400,000) of the gross offering proceeds (including over-allotment option exercised to date) to the underwriters at the closing of the Offering, with an additional fee of 3% ($4,050,000) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2007, consists principally of accrued offering costs and also include accrued interest on note payable, stockholder and operating costs.

NOTE G—INCOME TAXES

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for expenditures. As a result a deferred tax asset of approximately $6,000 was established for the book loss recorded.

NOTE H—REGISTRATION RIGHTS

The holders of a majority of the Initial Shares are entitled to make up to two demands that the Company register the resale of their shares and warrants and shares underlying the warrants. The holders of the majority of these shares may elect to exercise these registration rights at any time after completion of our initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the completion of the Business Combination, subject to the transfer restrictions imposed by the lock-up agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

We were formed on May 15, 2007, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses. On November 6, 2007, our Registration Statement relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission (“SEC”) and on November 13, 2007, we consummated our initial public offering and a private placement of 4,000,000 warrants to Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement we consummated in connection therewith, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt, in effecting a business combination.

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to September 30, 2007, our only activities have been organizational activities and those necessary to prepare for our offering, and thereafter, certain activities related to pursuing a target business. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account.

For the period from May 15, 2007 (the date of our inception) to September 30, 2007, we had a net loss of approximately $9,000, which was due to $13,000 of expenses related to our formation and approximately $2,000 of interest expense, offset by an income tax benefit of approximately $6,000.

Our entire activity for the period ended September 30, 2007 was to prepare for our initial public offering. We believe that the funds available to us outside of the trust account established in connection with our initial public offering, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,135,000, including underwriting discount (other than the deferred underwriters’ discount of $4,050,000), were $128,835,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses.

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. This quarterly report on Form 10-Q for the three months ended September 30, 2007 represents our first periodic report required to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. Item IA. “Risk Factors” contains all of the risk factors that would have otherwise been reported in an annual report on Form 10-K.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, our stockholders do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry. We have no present revenues and will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot make any assurances when or if an initial business combination will occur.

If we are unable to complete an initial business combination and are forced to dissolve and liquidate the trust account, our public stockholders will receive less than $8.00 per share (the price at which we sold our units in our initial public offering) and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed timeframe and are forced to dissolve and liquidate our assets as part of our plan of dissolution and distribution, the per share liquidation distribution will be less than $8.00 (the price at which we sold our units in our initial public offering) because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination, which may include using a portion of the funds not being placed in trust as a down payment or to fund a down payment, lock-up or “no-shop” provision with respect to a particular proposed business combination. If we were to expend all of the net proceeds of our initial public offering and the private placement of warrants which was effectuated contemporaneously with our initial public offering (the “private placement”), other than the proceeds deposited in the trust account, and without taking into account any interest earned on the trust account or taxes payable on such interest, the initial per share liquidation price would be $7.88, or $0.12 less than the per unit offering price of $8.00, assuming that amount was not further reduced by claims of creditors. We cannot make any assurances that the actual per share liquidation price will not be less than $7.88. In the event that we dissolve and liquidate and it is subsequently determined that our reserves for claims and liabilities to third parties are insufficient, stockholders who receive funds from our trust account could be liable up to such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

If the net proceeds of our initial public offering not being placed in the trust account together with interest earned on the trust account available to us are not sufficient to allow us to operate until November 6, 2009, we may be unable to complete a business combination.

We believe that, giving effect to the consummation of our initial public offering, the funds available to us outside of the trust account, including up to $2,125,000 of interest earned from the trust account balance (net of income taxes payable on this amount) that may be released to us, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, we cannot offer assurances that our estimates will be accurate. We could use a portion of the funds not being placed in the trust account to pay fees to consultants to assist us with our search for a target business. Additionally, we could use a portion of the funds not being placed in the trust account as a down payment or to fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our public stockholders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering which included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units are currently tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if were subject to Rule 419.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants which are a part of the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most holders of our warrants will hold their securities through one or more intermediaries and consequently our securityholders are unlikely to receive notice directly from us that the warrants are being redeemed. If our securityholders fail to receive notice of redemption from a third party and their warrants are redeemed for nominal value, they will not have recourse against us.

Unlike most other blank check companies, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which our stockholders may not agree, and they may not receive the full amount of their original investment upon exercise of their conversion rights.

When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our original stockholders with respect to any shares they owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which our public stockholders may believe is not suitable for us, and they may not receive the full amount of their original investment upon exercise of their conversion rights.

Even if less than 30% of our public stockholders exercise their conversion rights, we may be unable to consummate a business combination if such conversion leaves us with funds insufficient to acquire or merge with a business with a fair market value greater than 80% of our net assets at the time of such acquisition, such 80% threshold being a condition to the consummation of our initial business combination. As a result of such conversion and 80% threshold, we may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Because we are a blank check company, it may be difficult for us to complete a business combination before November 6, 2009.

Based upon publicly available information, as of December 10, 2007 we had identified approximately 138 blank check companies that have gone public since August 2003, including, as of October 19, 2007, 15 with a specific focus on healthcare related target businesses, and numerous others have filed registration statements. Of these 138 companies, only 41 have completed a business combination, while 23 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another eight have been or will be liquidated. The remaining 66 blank check companies have more than $8.7 billion in trust and are seeking to complete business acquisitions. Of these companies, only 27 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but had not yet consummated business combinations. Eight of the 15 blank check companies with a specific focus on healthcare related target companies have not yet announced a potential business combination, as of October 19, 2007, while four companies have announced an acquisition and three have consummated a business combination. Accordingly, there are approximately 39 blank check companies with approximately $7.3 billion in trust that have filed registration statements and are seeking, or will be seeking, to enter into definitive agreements or letters of intent with respect to potential business combinations. Furthermore, the fact that only 41 of such companies have completed business combinations and only 23 other of such companies have entered into definitive agreements for business combinations, and eight have been or will be liquidated, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination before November 6, 2009, our purpose will be limited to dissolving, liquidating and winding up.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders from the trust account as part of our plan of dissolution and distribution will be less than $7.88 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with which we engage execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, and the execution of such an agreement is not a condition to our doing business with anyone. Even if they do execute such agreements, they would not be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation price could be less than the initial $7.88 per share held in the trust account, plus interest (net of (1) income taxes payable on the interest income on the trust account and (2) any amounts that may have been released to us to fund working capital requirements), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, each of our executive officers has jointly and severally agreed to reimburse us for our debts to vendors for services rendered or products sold to us, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The obligations of our executive officers to reimburse us in respect of such claims are pursuant to written agreements that each executive officer has entered into with us. In the event that our board of directors were to conclude that the obligations of any executive officer under these agreements had not been honored, we expect that our board would seek to enforce these obligations against such executive officers.

Based on the information provided to us in the director and officer questionnaires provided to us in connection with our initial public offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. However, we cannot make any assurances that our executive officers will be able to satisfy those obligations. In addition, our executive officers have not agreed to reimburse us for any debts or obligations to vendors that do not represent service fees (and related disbursements) or product purchase prices but relate to a potential tort claim. We believe the likelihood of our executive officers having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities we engage execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account. In the event that we are liquidated and dissolve and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account the per share liquidation distribution would be less than the initial $7.88 per share held in the trust account.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until November 6, 2009 before receiving liquidation distributions.

We have until November 6, 2009 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after November 6, 2009 will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

The requirement that we complete a business combination by November 6, 2009 may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by November 6, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limit referenced above.

Our corporate existence will cease and we will wind up our affairs and liquidate if we do not complete a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our corporate existence will cease and we will wind up our affairs and liquidate if we do not complete a business combination before November 6, 2009. There will be no distribution from the trust account with respect to our warrants which will expire worthless. Under Sections 280 through 282 of the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims, whether existing, pending or that may be potentially brought against it within a ten year period, by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all such claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim and the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, in the event that our corporate existence ceases and we wind up our affairs and liquidate, we do not intend to comply with these procedures of the DGCL. In the event that our corporate existence ceases and we wind up our affairs and liquidate and it is subsequently determined that our reserve for claims and liabilities to third parties was insufficient, stockholders who received funds could be liable for claims (whether existing, pending or that may be potentially brought against us within a ten year period) for up to such amounts to creditors. As such, our stockholders could potentially be liable for any such claims to the extent of distributions received by them in connection with our liquidation and any liability of our stockholders may extend beyond the third anniversary of such liquidation. We cannot make any assurances that third parties will not seek to recover from our stockholders amounts owed to them by us.

We cannot predict with certainty the extent to which the funds held in the trust account will be available for distribution to our stockholders in the event that our corporate existence ceases and we wind up our affairs and liquidate.

We cannot predict with certainty: (i) actual or potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, service providers and prospective target businesses; (iii) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; or (iv) the ability of our management to ensure that the proceeds held in the trust account are not reduced by claims of target businesses or vendors. To the extent we are required to make payments in respect of or provide for any such claims, lawsuits, expenses or other costs, the amount of funds held in the trust account for payment to our stockholders will be reduced.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the operations of that business.

Since we have not yet identified a prospective target business, investors in our initial public offering have no current basis to evaluate the possible merits or risks of the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot make any assurances that we will properly ascertain or assess all of the significant risk factors. We also cannot make any assurances that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

We may seek investment opportunities in industries outside of our target industry (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying acquisition candidates in the healthcare industry and we will not initially actively seek to identify acquisition candidates in other industries (which industries may be outside of our management’s area of expertise), we will consider an acquisition outside of our target industry if (i) an acquisition candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or (ii) we are unable to identify a suitable candidate in our target industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular acquisition candidate, we cannot make any assurances that we will adequately ascertain or assess all of the significant risk factors. We also cannot make any assurances that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an acquisition candidate. In the event we elect to pursue an investment outside of the healthcare industry, our management’s expertise in the healthcare industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the healthcare industry would not be relevant to an understanding of the business that we elect to acquire.

Subject to the limitations that our business combination must have a fair market value of at least 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. In addition, because there is no limitation on our ability to raise additional capital through equity placements or through loans, we may be able to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

upon consummation of our initial public offering, a certain amount of the proceeds from our initial public offering will be placed into the trust account, which funds may not be disbursed from the trust account to our stockholders except upon our liquidation or in the event a stockholder exercises the conversion right set forth below, provided that up to $2,125,000 of the interest earned on the trust account (net of taxes payable on this interest) may be released to us to cover a portion of our operating expenses;

•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•

we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by the public stockholders and only if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights;

•

if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account, including their pro rata portion of the deferred underwriting discount and all accrued interest (net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest income on the trust account balance which will be available to us, net of income taxes payable on this amount, to fund working capital requirements);

•	if our initial business combination is not consummated before November 6, 2009, our corporate existence will cease and we will wind up our affairs and liquidate;

•

upon our dissolution, we will distribute to our public stockholders their pro rata share of the trust account in accordance with the trust agreement and the requirements of the Delaware General Corporation Law; and

•

our initial business combination must have a fair market value equal to at least 80% of our net assets at the time of such business combination (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities).

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our amended and restated certificate of incorporation to increase or decrease this threshold.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 14, 2007, there were 33,031,250 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants). Although we have no commitments as of the date of our initial public offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our securities; and

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock.

We may issue debt securities or otherwise incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date of this prospectus to issue any debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we may have only a limited ability to evaluate.

Our ability to effect a business combination will be dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. We believe that management and, if applicable, stockholders of a target company who would be significant stockholders of our company following a business combination, may perceive that our management will add value to a target company in the healthcare industry because of our management’s experience in healthcare industry operations, acquisitions and financings. Accordingly, they may favor the continued involvement of our management team following such a business combination. Management expects that its continued involvement, if any, would be in the role of executive officers, directors and/or advisors. While our management would consider the likelihood of their potential roles with a target business, that likelihood would not be a major factor in evaluating potential acquisition opportunities. Rather, our management would give weight predominantly to the financial and operational attractiveness of a target business and the potential to create the greatest value for our stockholders. Although we expect most of our management to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot make any assurances that our assessment of these individuals will prove to be correct. In making the determination as to whether current management should remain with our company following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot make any assurances that our assessment of the target business’s management will prove to be correct.

Our current management may have a conflict of interest in connection with negotiating the terms of our initial business combination.

Since our current management will negotiate the terms of our initial business combination and may negotiate the terms of their employment or consulting arrangements, our current management may have a conflict of interest in attempting to negotiate terms that are favorable to our public stockholders in the acquisition agreement at the same time that they are negotiating terms in their employment or consulting arrangements that are favorable to them.

Our officers and directors and our senior advisor will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could impact our ability to consummate a business combination.

Our officers and directors and our senior advisor are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Prior to the consummation of a business combination, we do not intend to have any full-time employees, other than those employed merely in an administrative capacity. All of our executive officers are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impact our ability to consummate a business combination.

Some of our officers and directors and our senior advisor are currently affiliated with entities which may have existing or potential interests in our target industry engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors and our senior advisor are currently affiliated with other entities that may have existing or potential interests in our target industry following a business combination. Due to these existing affiliations, they may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us. Our officers and directors and our senior advisor may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct.

We may seek a business combination with a target business with which one or more of our existing officers, directors, principal stockholder and senior advisor may be affiliated.

Although we will not be specifically focusing on, or targeting any, transaction with any entities with which they are affiliated, we would consider such a transaction if any such opportunity were presented to us, without first seeking to consummate a business combination with a non-affiliated entity, although we are unaware of any such actual or potential transaction as of the date of this prospectus. If we become aware of and pursue an opportunity to seek a business combination with a target business with which one or more of our existing officers, directors, principal stockholder or senior advisor may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Accordingly, such officers, directors and senior advisor may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which may have an adverse effect on our ability to consummate a business combination. Management intends to comply with the requirements of Delaware Law with respect to any such transaction. In order to minimize these potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our principal stockholder, officers, directors or senior advisor unless we obtain an opinion from an independent investment banking firm, which is required to be a member of the Financial Industry Regulatory Authority (formerly known as the National Association of Broker Dealers, Inc.), that the business combination is fair to our stockholders from a financial point of view.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with our existing stockholders, conflicts of interest could arise.

Our existing stockholders, including our officers, directors, principal stockholder and our senior advisor, may in the future have affiliations with companies in the healthcare industry. If we were to seek a business combination with a target business with which one of our existing stockholders may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. In order to minimize these potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our principal stockholder, officers, directors or senior advisor unless we obtain an opinion from an independent investment banking firm, which is required to be a member of the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers), that the business combination is fair to our stockholders from a financial point of view. Many investment banking firms do not permit stockholders to rely upon such so-called “fairness opinions.” Accordingly, we expect that most or even all of the investment banking firms we may engage for such an opinion would take a position that stockholders may not rely upon their opinions. In considering firms to engage for the purpose of producing a fairness opinion, management may consider a firm’s willingness to permit stockholders to rely upon its fairness opinion and, if presented with multiple firms of comparable attractiveness, may give weight to a firm that is willing to permit stockholder reliance upon such an opinion. However, it is possible that management will not insist that any such investment banking firm be willing to permit stockholders to rely upon its fairness opinion. Conflicts that may arise may not be resolved in our favor.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot make any assurances that claims will not be brought against us for these reasons.

All of our officers and directors and our senior advisor beneficially own shares of, and warrants to purchase, our common stock which will not participate in liquidation distributions, and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors and our senior advisor own shares of, and warrants to purchase, our common stock, either directly or indirectly, but have waived their right to receive distributions upon our liquidation as part of our plan of dissolution and distribution, except with respect to any shares purchased by them in our initial public offering or in the aftermarket. The shares and warrants owned by our officers and directors and our senior advisor will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors and our senior advisor may influence their motivation in identifying and selecting a target business and in timely completing a business combination. Consequently, our officers’, directors’ and senior advisor’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

It is probable that we will be able to complete only one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering and the private placement¸ after the payment of certain offering expenses, provided us with approximately $132,875,000 (net of the $4,050,000 deferred underwriting discount payable upon consummation of a business combination), which we may use to complete a business combination. Our initial business combination must have a fair market value of at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities). Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our ability to effect our acquisition strategy may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific procedures for conversion that may make it more difficult for them to exercise their conversion rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC, and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. We have been advised, but we cannot make any assurances, that it takes a short time to deliver shares through the DWAC System. Accordingly, if it takes a long period of time for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We will depend on interest earned on the trust account balance to fund a portion of our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our initial public offering, $125,000 will be available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital that we may need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us from the trust account for such purposes interest income, net of income taxes on such interest, of up to a maximum of $2,125,000, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations, or we may be forced to liquidate. None of our officers, directors or stockholders nor our senior advisor is required to provide any financing to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or to abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in the search for a target business, or because we become obligated to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing. We cannot make any assurances that such financing will be available on acceptable terms, if at all. To the extent that additional financing is unavailable when needed to consummate a particular business combination, we will be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may stall the development or growth of the target business. None of our officers, directors, senior advisor or principal stockholder is required to provide any financing to us.

Our nonpublic stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 14, 2007, our officers and directors and our senior advisor collectively owned, directly or indirectly, 4,218,750 shares of common stock, or approximately 20% of our issued and outstanding shares of common stock and warrants to purchase an additional 4,000,000 shares of common stock. As a result, at any annual or special meeting of stockholders that addresses any matter other than a business combination, our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our business combination.

Our existing stockholders have no present intentions or agreements to acquire additional units or shares of our common stock, whether in the offering contemplated by this prospectus, in a subsequent private placement or in the open market. If our existing stockholders were to effect such purchases, their increased number of our units or shares would increase their influence over the outcome of matters requiring approval by our stockholders. In the event that our existing stockholders purchase any additional units or shares of our common stock, we anticipate that they will vote any shares of common stock so acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Accordingly, the purchase of any additional units or shares of our common stock could allow our existing shareholders to have an influence on a stockholder vote to approve a business combination. Factors that would be considered by our existing stockholders in deciding to make such additional purchases would include consideration of the current trading price of our units and shares of common stock.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units we issued warrants to purchase 16,875,000 shares of common stock. Our officers also have indirect beneficial ownership of warrants to purchase an aggregate of 4,000,000 shares, which shares are issuable upon exercise of the warrants purchased in the private placement. To the extent that we desire to issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, our stockholders will experience dilution in their holdings.

Holders of warrants will not be able to exercise their warrants in the event we are unable to maintain an effective registration statement with respect to the shares issuable upon exercise of the warrants.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to meet these conditions and use our reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot make any assurances that we will be able to do so. If we fail to register the shares of common stock underlying the warrants or have them qualified for an exemption under the securities laws of the state of residence of the holder of the warrants, holders of warrants will not be entitled to exercise the warrants and as a result, the warrants may be deprived of any value and the market for the warrants may be limited. We are not obligated to pay cash or other consideration to the holders of the warrants in such circumstance or under other circumstances and the warrants could become, and later expire, worthless. A purchaser of our units would have paid the full unit price solely for shares of our common stock underlying such units if our warrants were to expire worthless.

Because the warrants we sold in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants purchased in the private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of the warrants issued in the public offering is not current. As described above, the holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise. The holders of the warrants purchased in the private placement will not have any such restrictions with respect to the exercise of their warrants.

If our stockholders prior to the consummation of our initial public offering and Pecksland Partners, LLC, the purchaser of warrants which we issued to it concurrently with our public offering, exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of our common stock prior to the consummation of our initial public offering are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from their lock-up. In addition, Pecksland Partners, LLC, the holder of the warrants which we issued to it concurrently with our initial public offering, can demand that we register those warrants and the shares of common stock underlying the warrants at anytime after such warrants become exercisable by their terms. If such stockholders and Pecksland Partners, LLC exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 4,218,750 shares of common stock, and 4,000,000 warrants and/or up to 4,000,000 shares of common stock issuable upon exercise of the warrants, that will be eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds of our initial public offering held in trust may be invested by the trust agent only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity date of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. Our initial public offering is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of (i) the consummation of our primary business objective, which is a business combination and (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expenses for which we have not accounted.

Our officers, directors and senior advisors will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not held in the trust account unless a business combination is consummated, and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers, directors and senior advisor will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not held in the trust account unless the business combination is consummated. The financial interest of our officers or directors or our senior advisor could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange, a national securities exchange. We cannot make any assurances that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot make any assurances that we will be able to meet those initial listing requirements at the time of our business combination. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant consequences including:

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Since we may acquire a business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

If we acquire a business that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks to which we may be exposed include but are not limited to:

•	foreign legal and regulatory requirements applicable to the healthcare industry;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	an inadequate banking system;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur and the sales that we generate in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value equal to at least 80% of our net assets at the time of such business acquisition (all of our assets, including the funds held in our trust account other than the deferred underwriting discount, less our liabilities), we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the United States, does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Risks Associated with the Healthcare Industry

We intend to focus our search on domestic or international target businesses in the healthcare industry. We believe that the following risks will apply to us following the completion of a business combination with a domestic or international target business in the healthcare industry. In the event we elect to pursue an investment outside of the healthcare industry, the disclosure below would not be relevant to an understanding of the business that we elect to acquire.

Changes in the healthcare industry are subject to various influences, each of which may affect our prospective business.

The healthcare industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of our prospective products or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our prospective products or services by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products or services.

Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our prospective products and services. If we were forced to reduce our prices, our operating results could suffer if we could not achieve corresponding reductions in our expenses.

Any healthcare business we acquire will be subject to extensive government regulation. Any changes to the laws and regulations governing our prospective business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our possible operations and could negatively impact such operating results.

We believe that any healthcare business we may acquire will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations would be generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•	imposing additional capital requirements;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996, which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent inappropriate release of protected member health information. Compliance with this law is uncertain and has affected the revenue streams of entities subject to it. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. In 1999, the California legislature enacted a law effective in 2001 for all healthcare service plan contracts issued, delivered, amended or renewed on or after January 1, 2000, requiring all health plans to make available to members independent medical review of their claims. Any analogous requirements applied to our prospective products or services would be costly to implement and could affect our prospective revenues.

We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigations. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicaid. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

The current administration’s issuance of new regulations, its review of the existing Health Insurance Portability and Accountability Act of 1996 rules and other newly published regulations, the states’ ability to promulgate stricter rules and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could have a material adverse effect on our business.

If we are unable to attract qualified healthcare professionals at reasonable costs, it could limit our ability to grow, increase our operating costs and negatively impact our business.

We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we may work, as well as the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with hospitals, nursing homes and other healthcare organizations. Currently, for example, there is a shortage of qualified nurses in most areas of the United States. Therefore, competition for nursing personnel is increasing, and nurses’ salaries and benefits have risen. This may also occur with respect to other healthcare professionals on whom our business may become dependent.

Our ability to attract and retain such qualified healthcare professionals will depend on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot make any assurances that we will be successful in any of these areas. Because we may operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified healthcare professionals or increases in our reliance on contract or temporary healthcare professionals could negatively affect our revenue. We may be unable to continue to increase the number of qualified healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified healthcare professionals, we may have to limit the number of clients for whom we can provide any of our prospective products or services.

The healthcare industry may not accept our products or services, if any, or buy such products or services, which would adversely affect our financial results.

We will have to attract customers or our financial results will be adversely affected. To date, the healthcare industry has been resistant to adopting certain new products and services, such as information technology solutions.

We believe that we will have to gain significant market share with our prospective products and services before our competitors introduce alternative products or services with features similar to ours. Any significant shortfall in the number of clients using our prospective products or services would adversely affect our financial results.

We may face substantial risks of litigation as a result of operating in the healthcare industry. If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.

Litigation is a risk that each business contends with, and businesses operating in the healthcare industry are very susceptible to that risk. In recent years, medical product companies have issued recalls of medical products, and physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We intend to maintain liability insurance in amounts that we believe will be appropriate for our prospective operations. We also intend to maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition could be adversely affected.

We may be dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our prospective products or services, or delays in such payments, could adversely affect our prospective revenue.

A large portion of our revenue may consist of payments from Medicare and Medicaid programs. Because these are generally fixed payments, we would be at risk for the cost of any products or services provided to our clients. We cannot make any assurances that Medicare and Medicaid will continue to pay in the same manner or in the same amount that they currently do. Any reductions in amounts paid by government programs for our prospective products or services or changes in methods or regulations governing payments would adversely affect our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also adversely affect our potential revenue.

If our costs were to increase more rapidly than fixed payment adjustments we receive from Medicare, Medicaid or other third-party payors for any of our potential products or services, our revenue could be negatively impacted.

We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third-party payors currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be negatively impacted.

We may depend on payments from third-party payors, including managed care organizations. If these payments are reduced, eliminated or delayed, our prospective revenues could be adversely affected.

We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would have a material adverse effect on our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would have a material adverse effect on our prospective business and results of operations.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could negatively impact our business.

Medicare fiscal intermediaries and other payors may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payor would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of such products or services will result in material recoupments or denials, which could have a material adverse effect on our financial condition and results of operations.

Regional concentrations of our business may subject us to economic downturns in those regions.

Our business operations may include or consist of regional companies. If our operations are concentrated in a small number of states, we will be exposed to potential losses resulting from the risk of an economic downturn in these states. If economic conditions in these states deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

We may be dependent primarily on a single potential product or service. Such a product or service may take us a long time to develop, gain approval for and market.

Our future financial performance may depend in significant part upon the development, introduction and client acceptance of new or enhanced versions of a single potential product or service to the healthcare industry. We cannot make any assurances that we would be successful in acquiring, developing or marketing such a product or service or any potential enhancements to it. Such activities may take us a long time to accomplish, and there can be no guarantee that we would ever actually acquire, develop or market any such product or service. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on our results of operation.

If the FDA or other state or foreign agencies impose regulations that affect our potential products, our costs will increase.

The development, testing, production and marketing of any products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as “devices” under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

In the United States, medical devices must be:

•	manufactured in registered and quality approved establishments by the FDA; and

•	produced in accordance with the FDA Quality System Regulation, or QSR, for medical devices.

As a result, we may be required to comply with QSR requirements and if we fail to comply with these requirements, we may need to find another company to manufacture any such devices, which could delay the shipment of our potential product to our customers.

The FDA requires producers of medical devices to obtain FDA licensing prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to Medical Device Reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We cannot make any assurances that such problems will not occur in the future.

Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection with any potential products developed by us, might impose additional costs on us or marketing impediments on such products, which could adversely affect our prospective revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

•	withdrawal of 510(k) clearance or premarket approvals previously granted; and

•	criminal prosecution.

If any of these events were to occur, it could harm our business.

We could also be subject to additional international regulatory oversight in the event we complete a business combination with a target business with significant non-United States operations.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we were to fail to comply with stringent FDA regulations.

Medical device manufacturing facilities must maintain records, which are available for FDA inspectors, documenting that the appropriate manufacturing procedures were followed. Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which could require us to alter our business methods which could potentially result in increased expenses.

If we consummate an acquisition of a healthcare technology company and are unable to keep pace with the changes in the technology applicable to the healthcare industry, our products could become obsolete and it could hurt our prospective results of operations.

The healthcare technology industry is generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. If we consummate an acquisition of a healthcare technology company, then our ability to compete after consummation of a business combination will be dependent upon our ability to keep pace with changes in healthcare technology. If we are ultimately unable to adapt our operations as needed, our financial condition following a business combination will be adversely affected.

If we are unable to obtain and maintain protection for the intellectual property relating to our technologies and products or services following a business combination, the value of our technology, products or services may decline, which could adversely affect our business.

Intellectual property rights in the fields of biotechnology, pharmaceuticals, diagnostics and medical devices are highly uncertain and involve complex legal and scientific questions. At the same time, the profitability of companies in these fields generally depends on sustained competitive advantages and differentiation that are based in part on intellectual property. Our success following a business combination will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products or services. We may not be able to obtain additional issued patents relating to our technology, products or services. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial litigation costs and drain our resources. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our prospective business may rely on third-party manufacturers or subcontractors to assist in producing its healthcare products, and any delay or failure to perform by these third parties may adversely affect our business.

Our prospective business may use third-party manufacturers to produce medical devices or other healthcare products or product components. This arrangement affords less control over the reliability of supply, quality and price of products or product components. A company that we may acquire may risk disruptions in its supply of key products or components if its suppliers fail to perform because of strikes, natural disasters or other factors beyond the control of our prospective business. Products or components that are supplied by a third-party manufacturer may not perform as expected, and these performance failures may adversely affect our business.

If our prospective business infringes the rights of third parties, we could be prevented from selling products, forced to pay damages, and may have to defend against litigation.

In the event that the products, methods, processes or other technologies of our prospective business are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product, process or technology;

•	redesign our products, processes or technologies to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	defend litigation or administrative proceedings; or

•	pay damages.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2007, we sold to Pecksland Partners, LLC, our principal stockholder, 4,000,000 warrants at a price of $1.00 per warrant, in a private placement. Each warrant issued in the private placement entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, at any time commencing on the later of (i) one year following the completion of a business combination; and (ii) November 6, 2008. Such warrants are not subject to redemption and can be exercised on a cashless basis.

Such warrants are beneficially held by each of Mr. Wiggins, Mr. Dahl and Mr. Litt. Mr. Wiggins and Mr. Dahl each own membership interests representing approximately 38.77% of the outstanding equity interests of Pecksland Partners, LLC, and Mr. Litt owns membership interests representing approximately 22.46% of the outstanding equity interests of Pecksland Partners, LLC, including indirectly through a family trust.

On July 16, 2007, we issued 4,238,282 shares of our common stock to Pecksland Partners, LLC for an aggregate of $4,238.29 in cash, or $0.001 per share. On December 11, 2007, we redeemed 273,438 of such shares, at a price per share of $0.001. On July 16, 2007, we issued an aggregate of 234,375 shares of our common stock to our directors, Dr. Young, Mr. MacMahon and Mr. Garcia for an aggregate of $234.38, at an aggregate purchase price of $0.001 per share of common stock. On July 16, 2007, we issued an aggregate of 19,531 shares of our common stock to our senior advisor, Dr. Wild for an aggregate of $19.54, at an aggregate purchase price of $0.001 per share of common stock.

Each of the aforementioned issuances was made without registration under the Securities Act in reliance on the exemption contained in Section 4(2) of the Securities Act for a transaction not involving a public offering.

Use of Proceeds

On November 13, 2007, we consummated our initial public offering of 16,875,000 units, which units included units issuable to the underwriters as a result of their partial exercise of their over-allotment option. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $6,150,000, were approximately $128,850,000. Of this amount, $128,725,000 was placed in trust and the remaining $125,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding up to $4,050,000 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination and the proceeds, if any, which are dispersed to stockholders exercising their conversion rights, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target company pursuant to a business combination.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 6, 2007, stockholders holding all shares of our common stock then outstanding approved our amended and restated certificate of incorporation pursuant to a Written Consent of the Stockholders in Lieu of a Meeting

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.[1]

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.[1]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN POND HEALTHCARE, INC.

Date: December 17, 2007	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and
President

Date: December 17, 2007	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and
Secretary