Form 10-K
period 2007-12-31
Golden Pond Healthcare, Inc.
filed 2008-03-31
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33798

Golden Pond Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0183099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1120 Post Road, 2nd Floor

Darien, CT 06820

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (203) 517-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange
Warrants (each Warrant is exercisable for one share of Common Stock)	American Stock Exchange
Units (each Unit is comprised of one share Common Stock and one Warrant)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price on March 27, 2008, as reported by the American Stock Exchange, was approximately $119,981,250.

As of March 28, 2008, the registrant had outstanding 21,093,750 shares of common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for a more complete discussion of these and other factors that may affect our business.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10 K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

PART I

Item 1. Business

Overview

We are a blank check company organized under the laws of the State of Delaware on May 15, 2007, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses. On November 6, 2007, our Registration Statement relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission (“SEC”) and on November 13, 2007, we consummated our initial public offering and a private placement of 4,000,000 warrants to Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses. Our efforts in identifying a prospective target will not be limited to a particular industry, although we intend to focus our efforts on the healthcare industry. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement we consummated in connection therewith, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt issuance.

Since our initial public offering, our sole business activity has been evaluating suitable business combination candidates in the healthcare industry. We expect to continue to evaluate target businesses in the United States operating in the healthcare industry, which we believe currently offers a favorable environment both for completing a business combination and operating the target business. This belief is based on, among other things, our management team’s familiarity with the healthcare industry and their backgrounds within the healthcare industry.

Our management has extensive experience creating, financing and operating healthcare businesses. Our President and Chairman of the Board, Stephen F. Wiggins, is currently a Managing Director for Essex Woodlands Health Ventures; an advisor and director of Revolution Health, Inc; and a director of Ika Systems and Millennium Pharmacy Systems. Mr. Wiggins previously served for 14 years as the Chairman of the Board and Chief Executive Officer of Oxford Health Plans, a company he founded. Mr. Wiggins founded HealthMarket, Inc., an insurance company that developed innovative consumer driven health plans, where he served as Chairman and Chief Executive Officer. In addition, in 1993, Mr. Wiggins co-founded Health Partners, Inc., a physician practice management company. W. Robert Dahl, Jr., our Vice President of Strategic Business Development and Vice Chairman of the Board, also has extensive experience in the healthcare industry. Most recently, Mr. Dahl served as the head of Global Healthcare for the Carlyle Group, a leading private equity firm with over $50 billion of equity under management, where he was responsible for the firm’s investments in the healthcare field. During his tenure at Carlyle, Mr. Dahl served on the investment committee of its U.S. buyout funds, including the $7.9 billion Carlyle Partners IV and the $3.9 billion Carlyle Partners III funds. Mr. Dahl also served on the investment committee of the $430 million Carlyle Mezzanine Partners. Prior to his tenure at Carlyle, Mr. Dahl served as co-head of healthcare investment banking in North America at Credit Suisse First Boston. Michael C. Litt, our Chief Financial Officer and Secretary, served as the portfolio strategist and co-manager of the FrontPoint Multi-Strategy Fund at FrontPoint Partners LLC, an entity of which he was a founding partner, until FrontPoint Partners was acquired by Morgan Stanley in December, 2006. Prior to his tenure at FrontPoint, Mr. Litt spent 17 years at Morgan Stanley & Co. where he was a Managing Director. At Morgan Stanley he led the Global Pensions Group in New York, the strategic coverage unit for pension plans and insurance companies. His work focused on asset portfolio restructuring, asset-liability management, the evaluation of investment performance within pension and foundation asset portfolios, corporate equity based compensation scheme funding programs, and synthetic asset volatility management.

We have a strong and distinguished board of directors and senior advisor. In addition to Mr. Wiggins and Mr. Dahl, our board of directors includes Dr. Frank E. Young, Thomas MacMahon and Christopher J. Garcia, individuals with established records in the healthcare industry and the financial community. Dr. Young is a former Commissioner of the FDA. Mr. MacMahon was the CEO and Chairman of LabCorp, a diagnostic services company, from 1997 to 2006. Mr. Garcia is presently an operating partner and advisor with the Charterhouse Group, Inc, a middle market private equity firm where his primary focus is healthcare services investing. Our senior advisor, Dr. Anthony Wild, has been active in the global pharmaceuticals industry for the past 35 years. We expect to utilize their collective talent and experience in analyzing investment opportunities.

Industry Overview and Trends

The healthcare industry constitutes one of the largest segments of the United States economy. In the U.S. alone, total healthcare expenditures increased from $253.9 billion in 1980 to approximately $2.0 trillion in 2005. Spending on healthcare in the U.S. is projected to pass the $3.0 trillion mark within five years.

The Center for Medicare and Medicaid Services (“CMS”) reports that healthcare spending rose 6.9% during 2005, over twice the rate of growth in the CPI. Expressed as a percentage of GDP, CMS has reported that national healthcare spending increased from 9.1% in 1980 to 16% in 2005 and is projected to rise to approximately 18% of GDP by 2012. These projections imply per capita spending of over $10,000 by 2012, from approximately $7,500 in 2007.

Public sources of funding account for approximately 45% of national health expenditures, and private sources account for approximately 55% of expenditures. Medicare and Medicaid are the two primary sources of public funding for healthcare services. Medicare provides coverage for the elderly and disabled and Medicaid provides coverage for the poor and indigent. Together, these programs funded over $650 billion of healthcare benefits during 2005, with federal, state and local government spending growth of 7.7% over 2004 levels. Public spending on healthcare is growing faster than private spending, driven partly by the impacts of the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act (BBRA) of 1999; the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act (BIPA) of 1999; the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act (BIPA) of 2000; and the Medicare Prescription Drug Improvement and Modernization Act (MMA) of 2003. Medicare spending reached $342 billion in 2005, growing 9.3%; and Medicaid spending reached $313 billion, growing at 7.2% over 2004 levels.

Private sources of funding exceeded $1 trillion in 2005 and were dominated by private businesses, which spent $372 billion in 2005; and households that contributed $456 billion. The purchase of health insurance represented $694 billion of the total private sources of funding, while consumer out-of-pocket payments represented $249 billion.

Our management believes spending on healthcare will continue to experience substantial growth. New diagnostic testing, including the growing field of genetic testing, along with the proliferation of new drugs, devices, treatments and technologies is expected to accelerate demand for healthcare services. There is also pressure from consumers and government to expand coverage for the uninsured and underinsured through various universal healthcare initiatives. Management believes these pressures could result in expansion of spending for health services.

Our management also believes that consumers will play an increasingly significant role in healthcare spending decisions, changing the dynamics of marketing certain drugs, devices and services. In some categories of health spending, such as durable medical equipment, consumer out-of-pocket payments already represent approximately half of all spending on such equipment. Similarly, growth in out-of-pocket spending for drugs has outpaced private health insurance spending growth for drugs since 2003. Combined with the proliferation of tiered-co-payment benefit plans, this has further driven the shift in use toward generic drugs.

In addition to domestic growth, our management believes that healthcare companies will continue to experience major international growth opportunities as a result of growing worldwide demand for healthcare products and services, heightened awareness of the importance and potential of international markets, which often offer a less-expensive and faster regulatory path for their products, and the increasing availability of a low-cost pool of scientific talent to perform product development and clinical research.

Our management believes that, as a result of continued growth in the healthcare industry, there will be acquisition targets within the healthcare sector. We believe that the growth and opportunity in the healthcare industry has been driven and will continue to be driven by several key trends, including:

•

Expanding and Aging Population—The size of the elderly population, the segment with the largest per capita usage of healthcare services, is increasing more rapidly than the rest of the population. In 2006, 43.2 million people were covered by Medicare and CMS expects that number to pass 50 million by 2013. Our management believes that the success of the private sector in achieving slower growth in health spending than the public sector, and the general preference in the U.S. for a competitive, free market healthcare system, will drive continued opportunities for private sector solutions for these massive public financing challenges. CMS has predicted that the hospital insurance trust fund will be exhausted in 2019. Our management believes this will demand further cost shifting to beneficiaries and greater dependence on private sector solutions.

•

Internationalization—Our management believes that healthcare companies will continue to experience international growth opportunities as a result of growing worldwide demand for healthcare products and services, heightened awareness of the importance and potential of international markets, which often offer a less-expensive and faster regulatory path for their products, and the increasing availability of a low-cost pool of scientific talent to perform product development and clinical research. Our management believes business combinations that seek to capture the cost advantage of lower cost countries, in healthcare businesses that include manufacturing or business process outsourcing, may also be attractive. In addition to the growing U.S. elderly population, we believe the number of people in Europe and Japan who are age 65 years or older is expected to increase at a rate at least as fast as in the U.S.

•

Evolving Medical Treatments—Advances in technology have favorably impacted the development of new medical devices and treatments/therapies. The products are generally more effective and easier to use. Some of these breakthroughs have reduced hospital stays, costs and recovery periods. The continued advancement of technological breakthroughs should continue to boost services administered by healthcare providers.

•

Increased Consumer Awareness—In recent years, the publicity associated with new technological advances and new medical therapies has increased the number of patients visiting healthcare professionals to seek treatment for new and innovative therapies. Simultaneously, consumers have become more vocal due to rising costs and reduced access to physicians. Further, the cost burden for the provision of healthcare continues to shift to the consumer as employers are increasingly offering health plan alternatives structured with higher deductibles and more limited benefit coverage. Lastly, the rise in cosmetic procedures has emerged as one of the fastest growing healthcare segments. Since many cosmetic procedures require out-of-pocket expenditures, this rise may reflect a growing willingness by consumers to pay for certain procedures out of their discretionary funds. We believe that more active and aware consumers will continue to stimulate a wide variety of healthcare segments.

•

Fragmentation—Our management believes that the fragmentation of the healthcare industry encourages entrepreneurial activity and provides opportunities for industry consolidation. Aggregating smaller companies offers the potential to bring them economies of scale, distribution capabilities, corporate efficiency and increased capital resources. We believe that fragmentation in the healthcare industry will continue to provide us with acquisition targets.

•

Changes in Healthcare Laws and Regulations—Our management believes significant business opportunities are created by shifts in political priorities and perspectives that lead to changes in laws and regulations. HMOs, Part D drug plans and Medicare Private Fee For Service Plans are examples of large new industry sectors created by changing laws and regulations. Similarly, changes in FDA policies and practices may significantly change the market dynamics for regulated drugs and devices.

Although we may consider a target business in any segment of the healthcare industry, we intend to concentrate our search for an acquisition candidate in the following segments:

•	healthcare services, including managed care and healthcare financing;

•	healthcare information technology;

•	healthcare facilities;

•	diagnostics;

•	life sciences; and

•	medical equipment, devices and supplies.

We believe the foregoing segments offer us the most opportunities to identify suitable target businesses. Each of these categories has experienced favorable growth and development in the past, and management believes they will continue to experience growth and development in the foreseeable future. In addition, many of the directors and members of the management team have significant operating experiences and extensive networks within these industry segments, and we believe that focusing our acquisition efforts in these particular segments will allow us to leverage these experiences and networks and enhance our ability to complete an acquisition of a target business.

Government Regulation

The healthcare industry is highly regulated and any business we acquire would likely be subject to numerous rules and regulations. The federal and state governments extensively regulate the healthcare industry and are often significant sources of revenue for healthcare companies. In particular, our business could rely heavily on the Medicare and Medicaid government payment programs, each of which is financed, at least in part, with federal money. If we participate in these government payment programs, we would be subject to additional oversight and regulatory scrutiny. In addition to federal oversight, state jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment.

The significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination could include, among others, those regarding:

•

False and other improper claims for payment—The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

•

The Stark Self-Referral Law and other laws prohibiting self-referral and financial inducements—Laws that limit the circumstances under which physicians who have a financial relationship with a company may refer patients to such company for the provision of certain services.

•

Anti-kickback laws—Federal and state anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or recommendations regarding services or products.

•

Health Insurance Portability and Accountability Act—Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

•

Corporate practice of medicine—Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians.

•	Antitrust laws—Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

A violation of any of these laws or regulations could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payors, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, our management intends to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws and regulations. However, we can not assure you that our management will be successful in complying with all applicable laws and regulations. If we have been found to have violated any rules or regulations that could adversely affect our business and operations, the violations may delay or impair our ability to complete a business combination. Additionally, the laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

Our Competitive Advantages

Our management has extensive experience creating, financing and operating healthcare businesses. These businesses are involved in medical robotics, generic drugs, managed care, healthcare information technology, medical devices, consumer and provider on-line portals, healthcare provider facilities, physician practice management, health benefits distribution, biotechnology and pharmaceuticals. Their involvement with these businesses has enabled our management to develop an investment approach that is “thesis driven,” that is, it derives from a specific perspective or strategic viewpoint for industry segments. We are seeking business combinations in healthcare sectors that we believe have strong fundamentals and present attractive investment opportunities.

In addition to a thesis-driven approach to investing, we will continue to use our extensive network of relationships to identify business combinations. Our backgrounds in investment banking, private equity, venture capital, and building large health industry businesses has positioned us to achieve access to a wide range of industry contacts in our efforts to identify a business combination. These relationships also enhance our access to expert opinion and due diligence assistance when reviewing target business combinations. We also expect that some businesses may view affiliation with our management, and their expertise in operational, acquisition and financing matters, particularly in relation to the healthcare industry, as a competitive advantage in furthering their business goals.

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, one or more domestic or international operating businesses. We intend to utilize cash derived from the proceeds of our public offering and, if appropriate, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of this offering are intended to be generally applied toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our stockholders have not had an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws.

Sources of target business

We will continue to identify and evaluate business combination candidates. We believe that there are numerous candidates available in our targeted healthcare sectors. Our approach will combine thesis-driven deal discovery with more traditional avenues of generating opportunities through third parties. Our thesis-driven approach will focus on outreach to businesses in healthcare sectors where we believe attractive investments may exist. We also anticipate that target business candidates will be brought to our attention by various unaffiliated sources, including corporations with non-core assets they may desire to monetize, securities broker/ dealers, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our existing stockholders, including all of our officers and directors and our senior advisor as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, and have no arrangements or understanding, preliminary or otherwise, with respect to such engagements, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee or other compensation to be determined in arm’s length negotiations. In no event will any of our existing officers, directors, senior advisor or any entity with which any of them is affiliated be paid by us, Pecksland Partners, LLC, any of our respective affiliates or any prospective target business, any finder’s fee or other compensation, for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

We have not established any specific criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	Financial condition and results of operations;

•	Experience and skill of management and availability of additional personnel;

•	Growth potential;

•	Stage of development of the products, processes or services;

•	Degree of current or potential market acceptance of the products, processes or services;

•	Proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	Capital requirements, barriers to entry, proprietary offerings, and competitive positioning;

•	Regulatory environment of the industry; and

•	Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating all prospective target businesses, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title or claim to any monies held in the trust account.

We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate an acquisition that is the most attractive and provides the greatest opportunity for creating stockholder value.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to us to otherwise complete a business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We may structure a business combination to acquire less than 100% of the interests or assets of the target business, but we will not acquire less than a majority interest (meaning more than 50% of the voting power with respect to such target business). In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of our debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangements and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which is required to be an investment banking firm that is a member of the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.) with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. Many investment banking firms take the position, however, that stockholders not be permitted to rely upon such opinions, and stockholders requesting such an opinion may be unable to rely on the opinion. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one domestic or international target business, our initial business combination must be with a target business that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our ability to execute any potential business plan may be entirely dependent upon the future performance of a single business. Unlike entities that have the resources to complete several business combinations of entities operating in multiple industries or multiple sectors of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate existence to continue perpetually following the consummation of a business combination. Any vote to extend our corporate existence to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of the business combination and an amendment to extend our corporate existence. In connection with seeking stockholder approval of a business combination and the extension of our corporate existence, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our existing stockholders, including our principal stockholder and all of our officers and directors and our senior advisor, have agreed to vote the shares of common stock purchased by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. In the event that our existing stockholders purchase any additional units or shares of our common stock, we anticipate that they will vote any shares of common stock so acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Factors that would be considered by our existing stockholders in deciding to make such additional purchases would include consideration of the current trading price of our units and shares of common stock. We will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in this offering both exercise their conversion rights and vote against the business combination. Voting against the combination alone will not result in conversion of shares into the conversion price.

Our threshold for conversion was established at 30% in order to reduce the risk of a small group of stockholders exercising undue influence on the stockholder approval process. However, previously a 20% conversion threshold had been more typical for offerings of this type. Voting against the business combination alone will not result in conversion of a stockholder’s shares at the applicable conversion price. To do so, a stockholder must also exercise the conversion rights and comply with the conversion procedures described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our existing stockholders, the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The conversion rights do not apply to shares outstanding prior to this offering. The actual per-share conversion price will be equal to the amount in the trust account, including a pro rata share of the deferred underwriting discount and net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest income earned on the trust account balance which will be available to us, net of income taxes payable on this amount, to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination), divided by the number of shares sold in this offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $7.88 or $0.12 less than the per unit offering price of $8.00. Because the initial per share conversion price is $7.88 per share (plus any interest net of taxes payable), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by November 6, 2009, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters’ fees, plus any interest (net of taxes payable), plus any remaining net assets. Our existing stockholders, officers and directors have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

Without taking into account interest, if any, earned on the trust account, the per-share liquidation value of the trust account would be approximately $7.88, or $0.12 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation value of the trust account will not be less than approximately $7.88, plus interest (net of taxes payable), due to claims of creditors. Each of our executive officers has agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims of a prospective target business. However, we cannot assure you they will be able to satisfy such obligations.

Prior to completion of a business combination, we will seek to have all vendors, a prospective target business or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

A public stockholder will be entitled to receive funds from the trust account only in the event of our liquidation or if such stockholder seeks to convert its shares into cash upon a business combination that such stockholder voted against and that is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides,

•

upon consummation of our initial public offering, a certain amount of the proceeds from the offering will be placed into the trust account (in connection with this requirement, on November 13, 2007, an amount equal to $132,725,000 was so placed into the trust account), and these funds may not be disbursed from the trust account to our stockholders except upon our liquidation or in the event a stockholder exercises the conversion right set forth below, provided that up to $2,125,000 of the interest earned on the trust account (net of taxes payable on this interest) may be released to us to cover a portion of our operating expenses;

•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•

we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by the public stockholders and only if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•

if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account, including their pro rata portion of the deferred underwriting discount and all accrued interest (net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest income on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements);

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

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our certificate of incorporation to increase or decrease this threshold.

Competition for Target Businesses

In identifying, evaluating, and selecting a target business for a business combination, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these individuals and entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target acquisitions that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target acquisitions will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a target business. Further, the following may not be viewed favorably by certain target businesses:

•

the requirement that we seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay the completion of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire assets or an operating business in a business combination that has a fair market value at least equal to 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. If we succeed in effecting a business combination, there will be, in all likelihood, competition from competitors of the target business. We can make no assurance that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, of whom Stephen F. Wiggins and W. Robert Dahl, Jr. are also members of our board of directors. None of our officers is obligated to devote any specific number of hours to our business and each intends to devote only as much time as he deems necessary to our business. Prior to the consummation of a business combination we do not intend to have any full-time employees, other than those employed merely in an administrative capacity. For a more complete discussion regarding our officers and their background, see Item 10 below, “Directors and Executive Officers of the Registrant.”

Available Information

The Company’s Internet address is www.goldenpondhealthcare.com. The content on the Company’s website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

The Company makes available through its Internet website under the heading “Investor Relations”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also on the Company’s website. Stockholders may request free copies of these documents, including our Annual Report to Shareholders, from the Investor Relations Department by writing to Golden Pond Healthcare, Inc., 1120 Post Road, 2nd Floor, Darien , CT 06820, or by calling (203) 517-3100.

Our filed Annual and Quarterly Reports, Proxy and other information statements are also available to the public through the SEC’s website at http://www.sec.gov.

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

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry. We have no present revenues and will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot make any assurances when or if an initial business combination will occur.

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

If the net proceeds of our initial public offering not placed in the trust account together with interest earned on the trust account available to us are not sufficient to allow us to operate until November 6, 2009, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, including up to $2,125,000 of interest earned from the trust account balance (net of income taxes payable on this amount) that may be released to us, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, we cannot offer assurances that our estimates will be accurate. We could use a portion of the funds not being placed in the trust account to pay fees to consultants to assist us with our search for a target business. Additionally, we could use a portion of the funds not being placed in the trust account as a down payment or to fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our public stockholders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering which included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units are currently tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if were subject to Rule 419.

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

Based upon publicly available information, as of March 7, 2008 we have identified approximately 155 blank check companies that have gone public since August 2003, including 16 with a specific focus on healthcare related target businesses, and 80 others have filed registration statements. Of these 155 companies, only 47 have completed a business combination, while 26 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another ten have been or will be liquidated. Ten blank check companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. The remaining 72 blank check companies have more than $13.6 billion in trust and are seeking to complete business acquisitions. Five of the 16 blank check companies with a specific focus on healthcare related target companies have not yet announced a potential business combination, while three companies have announced an acquisition and seven have consummated a business combination. Accordingly, there are approximately 72 blank check companies with approximately $13.7 billion in trust and are seeking, or will be seeking, to enter into definitive agreements or letters of intent with respect to potential business combinations. Furthermore, the fact that only 47 of such companies have completed business combinations and only 26 other of such companies have entered into definitive agreements for business combinations, and ten have been or will be liquidated, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination before November 6, 2009, our purpose will be limited to If we are unable to consummate a business combination before November 6, 2009, our purpose will be limited to dissolving, liquidating and winding up.

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

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

upon consummation of our initial public offering, a certain amount of the proceeds from our initial public offering would be placed into the trust account, which funds may not be disbursed from the trust account to our stockholders except upon our liquidation or in the event a stockholder exercises the conversion right set forth below, provided that up to $2,125,000 of the interest earned on the trust account (net of taxes payable on this interest) may be released to us to cover a portion of our operating expenses;

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 28, 2007, there were 33,031,250 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants). Although we have no commitments as of the date of our initial public offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of holders of our common stock;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of our present officers and directors;

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

The net proceeds from our initial public offering and the private placement, after the payment of certain offering expenses, provided us with approximately $132,725,000 (net of the $4,050,000 deferred underwriting discount payable upon consummation of a business combination), which we may use to complete a business combination. Our initial business combination must have a fair market value of at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities). Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our ability to effect our acquisition strategy may be:

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

Of the net proceeds of our initial public offering, $125,000 was available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital that we may need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us from the trust account for such purposes interest income, net of income taxes on such interest, of up to a maximum of $2,125,000, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations, or we may be forced to liquidate. None of our officers, directors or stockholders nor our senior advisor is required to provide any financing to us.

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

As of March 28, 2008, our officers and directors and our senior advisor collectively owned, directly or indirectly, 4,218,750 shares of common stock, or approximately 20% of our issued and outstanding shares of common stock and warrants to purchase an additional 4,000,000 shares of common stock. As a result, at any annual or special meeting of stockholders that addresses any matter other than a business combination, our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds of our initial public offering held in trust may be invested by the trust agent only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity date of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a 1 promulgated under the Investment Company Act of 1940. Our initial public offering is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of (i) the consummation of our primary business objective, which is a business combination and (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expenses for which we have not accounted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain executive offices at 1120 Post Road, 2nd Floor, Darien , CT 06820 at an aggregate expense of $190,000 for the two-year period ending November 6, 2009.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

Except for the unanimous written consent of our shareholders approving our amended and restated certificate of incorporation, no matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols GPH.U, GPH and GPH.WS, respectively. Prior to December 13, 2007, only the units traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the period indicated since the units commenced public trading on November 13, 2007.

Units
	2007
Calendar Quarter	High	Low
Quarter ended December 31, 2007 (1)	$8.13	$7.81

Common Stock
	2007
Calendar Quarter	High	Low
Quarter ended December 31, 2007 (2)	$7.20	$7.15

Warrants
	2007
Calendar Quarter	High	Low
Quarter ended December 31, 2007 (2)	$0.72	$0.70

(1)	From IPO date of November 13, 2007 through December 31, 2007.
(2)	From date of separate trading, December 13, 2007 through December 31, 2007.

Holders

As of March 28, 2008, there was approximately one holder of our units, six holders of our common stock and two holders of our warrants. Such numbers include Cede & Co., nominee of the Depository Trust Company. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, our ability to declare dividends may be limited by restrictive covenants if we incur any indebtedness.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an equity compensation plan.

Performance Graph

We have not included the performance graph index as we became a reporting company on November 6, 2007 and have not conducted any operations except to locate an acquisition candidate. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Recent Sales of Unregistered Securities

On November 13, 2007, we sold to Pecksland Partners, LLC, our principal stockholder, 4,000,000 warrants at a price of $1.00 per warrant, in a private placement. Each warrant issued in the private placement entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, at any time commencing on the later of (i) one year following the completion of a business combination; and (ii) November 6, 2008. Such warrants are not subject to redemption and can be exercised on a cashless basis.

Such warrants are beneficially held by each of Mr. Wiggins, Mr. Dahl and Mr. Litt. Mr. Dahl and Mr. Wiggins each own membership interests representing approximately 38.77% of the outstanding equity interests of Pecksland, and Mr. Litt owns membership interests representing approximately 22.46% of the outstanding equity interests of Pecksland, including indirectly through a family trust.

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

Our net proceeds from the sale of our units and the private placement, after deducting certain offering expenses of approximately $6,150,000 (other than the deferred underwriters’ discount of $4,050,000), were approximately $132,850,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in trust and the remaining $125,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding up to $4,050,000 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination and the proceeds, if any, which are dispersed to stockholders exercising their conversion rights, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target company pursuant to a business combination.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected financial data as of December 31, 2007 and for the period from May 15, 2007 (date of inception) to December 31, 2007. This selected financial data has been derived from our audited financial statements. Our financial statements and the related reports of our auditors, Rothstein, Kass & Company, P.C., are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statement of Operations data:
Net Sales	$—
Loss from operations	(124,000)
Interest income	620,000
Net income	301,000
Net income per common share, basic and diluted	$0.04

Balance Sheet data:
Cash and interest receivable	$1,015,000
Investment in Trust Account	132,725,000
Total assets	133,856,000
Deferred underwriters’ fee	4,050,000
Common stock subject to redemption	39,817,000
Shareholders equity	89,324,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to December 31, 2007, our only activities have been organizational activities and those necessary to prepare for our offering, and thereafter, certain activities related to pursuing a target business. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the investments held in our trust account.

For the period from May 14, 2007 (date of inception) to December 31, 2007, we had net income of approximately $301,000 comprised of $620,000 of interest income primarily related to the investments of U.S. Treasury securities held in our trust account offset by $124,000 of formation and operating costs, $5,000 of interest expense on our Note Payable and provision for taxes of $190,000.

Our entire activities for the period ended December 31, 2007 has been to conduct our initial public offering and, after our initial public offering, to evaluate potential candidates for a business combination. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment of, all or a significant portion of any expenses we incur through November 6, 2009.

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriters’ discount of $4,050,000), were $132,850,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses.

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. This loan is repayable on July 16, 2008, together with interest on the amount so advanced, calculated at a rate equal to 5.0% per annum.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chairman and President and our Chief Financial Officer and Secretary have evaluated our disclosure controls as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chairman and President and our Chief Financial Officer and Secretary, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with the generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material affect on out financial statements would be detected or prevented on a timely basis.

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also projections or any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of out internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management believes that the company’s internal control over financial reporting was effective as of December 31, 2007. This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen F. Wiggins	51	President and Chairman of the Board
W. Robert Dahl, Jr.	51	Vice President of Strategic Business Development and Vice Chairman of the Board
Michael C. Litt	48	Chief Financial Officer and Secretary
Frank E. Young, M.D., Ph.D.	76	Director
Thomas MacMahon	61	Director
Christopher J. Garcia	46	Director

Stephen F. Wiggins has served as our President and Chairman of the Board since our inception. Mr. Wiggins was the founder of Oxford Health Plans and served for 14 years, from September 1984 to February 1998, as Chairman of the Board or Chief Executive Officer of that company. After founding Oxford Health Plans, Mr. Wiggins founded HealthMarket, Inc., an insurance company that developed innovative consumer driven health plans, and he served as that company’s Chairman and Chief Executive Officer from 1999 until it was sold. In addition, Mr. Wiggins co-founded Health Partners, Inc. in 1993, a physician practice management company and was also a principal co-founder in 1998 of Intelliclaim, Inc., a company that, prior to its sale, provided claim auditing and productivity software and services to over twenty health insurers. Over the past 20 years, Mr. Wiggins has been an active private investor with business interests in real estate, healthcare and money management. Mr. Wiggins is currently a Managing Director of Essex Woodlands Health Ventures; an advisor and director of Revolution Health, Inc; and a director of Ika Systems and Millennium Pharmacy Systems. In 1984, Mr. Wiggins was the founder, and remains a director of, Accessible Space, Inc., a nonprofit organization that develops and operates residential facilities for individuals with mobility impairments and brain injuries. Mr. Wiggins received a B.A. from Macalester College where he currently serves as a Trustee and member of the Investment, Technology and Finance Committees. He received an M.B.A. from the Harvard Business School.

W. Robert Dahl, Jr. has served as our Vice President of Strategic Business Development and Vice Chairman of the Board since our inception. From April 1999 until June 2006, Mr. Dahl served as the head of Global Healthcare for the Carlyle Group, a leading private equity firm with over $50 billion of equity under management, where he was responsible for the firm’s investments in the healthcare field. During his tenure at Carlyle, Mr. Dahl served on the investment committee of the U.S. buyout funds, including the $7.9 billion Carlyle Partners IV and the $3.9 billion Carlyle Partners III funds. Mr. Dahl also served on the investment committee of the $430 million Carlyle Mezzanine Partners Fund. Prior to Carlyle, Mr. Dahl served as co-head of healthcare investment banking in North America at Credit Suisse First Boston. Earlier in his career Mr. Dahl was a CPA for Price Waterhouse. Mr. Dahl received an M.B.A. from the Harvard Business School, where he was elected a Baker Scholar and received a Loeb Rhodes fellowship. He received a B.A. from Middlebury College. Mr. Dahl is a director of Slate Pharmaceuticals, Inc., Amkai LLC and Ika Systems Corporation.

Michael C. Litt has served as our Chief Financial Officer and Secretary since our inception. Mr. Litt was an original Partner at FrontPoint Partners LLC, where he served from 2001 through 2006. At FrontPoint he was the portfolio strategist and co-manager of the FrontPoint Multi-Strategy Fund. He authored the FrontPoint Quarterly Research publications on market and strategic issues and developed many of the firm’s investment products. Prior to his role at FrontPoint Partners, Mr. Litt spent 17 years, from 1984 through 2001, at Morgan Stanley & Co. where he was a Managing Director. At Morgan Stanley he led the Global Pensions Group in New York, the strategic coverage unit for pension plans, endowments, and foundations. Prior to that Mr. Litt was a senior member of the Corporate Coverage Group, a joint venture between the investment banking and equity divisions of Morgan Stanley. Mr. Litt began his career as a member of the 545 Group in Morgan Stanley’s San Francisco office where he worked closely with Silicon Valley technology firms on cash management, restricted stock sales, and reinvestment of founder proceeds into lower volatility balanced portfolios. Mr. Litt graduated from the University of Chicago with an M.B.A. in Finance. He received a B.A. from the University of California, San Diego in Writing.

Frank E. Young has been a Director since our inception. Dr. Young is the former Commissioner of the United States Food and Drug Administration, serving of the FDA from August 1984 to December 1989. Dr. Young led the U.S. government’s efforts to develop the National Guidelines for recombinant DNA products and ushered in the regulatory framework for biotechnology products at the FDA. Dr. Young also previously served, from 1989 through 1993, as Deputy Assistant Secretary for Health, Science and Environment with oversight of the National Institute of Health and the Center for Disease Control. Subsequently, from 1993 through 1996, he directed the Office of Emergency Preparedness and National Disaster Medical System and concomitantly directed the Emergency Preparedness Plan for Health and Medical at the Federal Emergency Management Agency. Dr. Young was previously the Chairman and Professor of Department of Microbiology (1970-1979); Professor of Radiation Biology and Biophysics, Professor of Pathology (1970-1984); Dean of the School of Medicine and Dentistry at the University of Rochester (1979-1984); the Vice President for Health Affairs at the University of Rochester (1982-1984); and Chairman of the Executive Hospital Committee of Strong Memorial Hospital, Rochester, NY (1979-1984). Currently, Dr. Young is a part time partner of Essex Woodlands Health Ventures, which currently has $1.6 billion under management. Additionally, he is the president and chief executive officer of Cosmos Alliance, an investment group, and a director of Agennix, Inc., La Jolla Pharmaceuticals Company and Elsys Therapeutics, Inc.

Thomas MacMahon has been a Director since our inception. Mr. MacMahon was the Chief Executive Officer and Chairman of LabCorp, a diagnostic services company, from 1997 to 2006. Prior to his appointment as LabCorp’s Chief Executive Officer in 1997, Mr. MacMahon was Senior Vice President of Hoffmann-La Roche Inc. from 1993 to 1997 and President of Roche Diagnostics Group and a member of the Executive Committee of Hoffmann-La Roche Inc. from 1988 to 1996. At Hoffmann-La Roche Inc. he was responsible since 1988 for the management of all United States operations of the diagnostic business. As a member of the Executive Committee of Hoffmann-La Roche Inc., his responsibilities included oversight of Roche Biomedical Laboratories (one of LabCorp’s predecessor companies), then a subsidiary of HLR Holdings Inc., from 1988 to 1995. He is a member of the Board of Directors of Express Scripts Inc., Laboratory Corporation of America Holdings and PharMerica Corporation and the past Chairman of the American Clinical Laboratory Association. Mr. MacMahon holds a B.S. in Marketing from St. Peter’s College and a M.B.A. in Marketing from Fairleigh Dickinson University.

Christopher J. Garcia has been a Director since our inception. Mr. Garcia is presently an operating partner and advisor with the Charterhouse Group, Inc., a middle market private equity firm where his primary focus is healthcare services investing and where he has served since March 2003. Prior to Charterhouse, Mr. Garcia spent 10 years, from 1992 to 2002, as founder and Chief Executive Officer of National Healthcare Resources, Inc., a healthcare services business offering managed care services to the property and casualty and auto insurance markets. Earlier in his career, Mr. Garcia spent eight years working in investment banking at Solomon Brothers and Greenwich Capital Markets as well as three years as a CPA at KPMG. Mr. Garcia has held several public and private board positions in his 13 years of private equity investing and is presently Chairman of the Board of Camelot Health Services, Inc, a behavioral health services company and Chairman of the Board of Upstream Rehabilitation, Inc., a physical rehabilitation services company. Mr. Garcia is a graduate of the University of Florida where he received a B.S. in Accounting.

Our board of directors has five directors and is divided into three classes with one class of directors being elected each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Garcia, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Young and Mr. MacMahon, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Wiggins and Mr. Dahl will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Senior Advisor

Dr. Anthony Wild serves as our Senior Advisor. We may consult, from time to time, with Dr. Wild, an individual who has experience in the healthcare industry, who is a stockholder of our company and who will provide industry knowledge and general management advise to us. He may also play a role in identifying and analyzing potential acquisition candidates for us. Dr. Wild has been active in the global pharmaceutical industry since 1972. Most recently, Dr. Wild founded and is a general partner of a privately-owned start-up company, BOWS Pharmaceuticals AG of Zug, Switzerland. From 2006 through 2007, he served as the non-executive chairman of the board of MedPointe Pharmaceuticals, a company he founded in 2000. Serving as its Chairman and CEO from 2000 through 2006, he led the building of a significant specialty pharmaceutical business that in 2005 had approximately $250 million in sales. Prior to this, he was Executive Vice President of the Warner-Lambert Company and, from 1995 to 2000, President of its global pharmaceutical operations. Before joining Warner-Lambert, Dr. Wild held a series of marketing and management positions in six different countries for Schering-Plough, starting in Switzerland in 1973 and culminating as President of Schering-Plough KK in Japan. He also serves on the board of directors of Millennium Inc., a Cambridge, Massachusetts-based public biotechnology company devoted to oncology and inflammation; of Fovea S.A., a privately-owned Paris, France-based ophthalmology pharmaceutical company; and is also Chairman of the Board of Advisors to Ferrer, Freeman and Company, a healthcare private equity firm based in Greenwich, Connecticut. He is a past Governor of the U.S. Chamber of Commerce in Japan and a past Chairman of the International Section of the Pharmaceutical Research & Manufacturers’ Association of the U.S.A. Dr. Wild holds a B.A. in Chemistry from the University of York and a Ph.D. in Physical Chemistry from the University of Cambridge, both in the U.K.

Dr. Wild is an independent contractor and, as such, does not owe us any fiduciary duties with respect to the execution of his duties. No compensation of any kind, including finder’s and consulting fees, will be paid by us, Pecksland Partners, LLC, any of our respective affiliates or any prospective target business to him, or any of his affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination.

Audit Committee

Our audit committee currently consists of Mr. Garcia, as chairman, Dr. Young and Mr. MacMahon.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects the firm that will serve as our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

We have agreed that our audit committee will review and approve all expense reimbursements made to our officers or directors or our senior advisor and that any expense reimbursement payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

In accordance with applicable federal securities laws and the rules of the American Stock Exchange, we have adopted an audit committee charter that incorporates these duties and responsibilities.

Financial Experts on Audit Committee

Our audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Garcia satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to the Underwriting Agreement with Deutsche Bank Securities Inc., as representative of the underwriters, on December 11, 2007 we repurchased certain founders shares issued to Pecksland Partners, LLC to reflect the partial non-exercise of the underwriters’ over-allotment option. Mr. Dahl and Mr. Wiggins each own membership interests representing approximately 38.77% of the outstanding equity interests of Pecksland, and Mr. Litt owns membership interests representing approximately 22.46% of the outstanding equity interests of Pecksland, including indirectly through a family trust. Pecksland Partners, LLC, Mr. Litt, Mr. Dahl and Mr. Wiggins filed a Form 4 reflecting this repurchase on January 23, 2008.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have attached our code of ethics as an exhibit hereto. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov or on our website, www.goldenpondhealthcare.com. In addition, a copy of the code of ethics will be provided without charge upon request to us by writing to 1120 Post Road, 2nd Floor, Darien, CT 06820.

Nomination of Directors

We have not undertaken any material changes with respect to the procedures for election of directors since its last disclosure of these procedures.

Item 11. Executive Compensation

No executive officer or director has received any cash compensation for services rendered. Further, our code of ethics prohibits our officers, directors and employees from accepting any such commissions, compensation, finder’s fees or consulting fees from any prospective target business.

Other than reimbursement for out-of-pocket expenses, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Our current management may only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our offices and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholder’s best interest.

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised Mr. MacMahon, as chairman, Dr. Young and Mr. Garcia. No member of the compensation committee has served as an officer or a member of our management. No member of compensation committee has a relationship that would constitute an interlocking relationship with another entity.

Compensation Committee Report

We have reviewed and discussed with management the Company’s Compensation Discussion and Analysis as of and for the year ended December 31, 2007.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Thomas MacMahon

Frank E. Young

Christopher J. Garcia

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As disclosed in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity — Securities Authorized for Issuance under Equity Compensation Plans” above, we have not adopted an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 6, 2007, and as adjusted to reflect the sale of our common stock included in the units offered by this prospectus (assuming no purchase of units in this offering) and in the private placement, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Stephen F. Wiggins(2)	3,964,844	18.8%
W. Robert Dahl, Jr.(2)	3,964,844	18.8%
Michael C. Litt(2)	3,964,844	18.8%
Frank E. Young	78,125	*
Thomas MacMahon	78,125	*
Christopher J. Garcia	78,125	*
Pecksland Partners, LLC(3)	3,964,844	18.8%
All individuals and executives officers as a group (7 individuals)	4,199,219	19.9%

*	Less than 1.0%.
(1)	The business address of each person or entity listed is c/o Golden Pond Healthcare, Inc., 1120 Post Road, 2nd Floor, Darien , CT 06820.
(2)	These shares represent one hundred percent of our shares of common stock held by Pecksland Partners, LLC. Mr. Dahl and Mr. Wiggins each own membership interests representing approximately 38.77% of the outstanding equity interests of Pecksland, and Mr. Litt owns membership interests representing approximately 22.46% of the outstanding equity interests of Pecksland, including indirectly through a family trust. Each of Mr. Wiggins, Mr. Dahl and Mr. Litt is deemed to be the beneficial ownership of all of the shares of our outstanding common stock held by Pecksland Partners, LLC by virtue of having approval rights with respect to a sale of all or substantially all of the assets of Pecksland Partners, LLC.

(3)	Pecksland Partners, LLC is the record owner of the shares of our common stock listed opposite its name in the above table. As described above in note 2, Mr. Wiggins, Mr. Dahl and Mr. Litt each beneficially own the shares of our common stock held by Pecksland Partners, LLC for the reason set forth in such note.

Item 13. Certain Relationships and Related Transactions

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. This loan is repayable on July 16, 2008, together with interest on such amount, calculated at a rate equal to 5.0% per annum.

We will reimburse our officers, directors, senior advisor and their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying, investigating and implementing possible target businesses and business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated. There is no limit on the amount of such out-of-pocket expenses that are reimbursable by us, subject to review by our audit committee.

Other than reimbursable out-of-pocket expenses payable to our officers, directors and senior advisor, no compensation or fees of any kind, including finders and consulting fees, will be paid by us, Pecksland Partners, LLC or any of our respective affiliates to any of our officers directors or senior advisor, or their affiliated entities or to any of their respective affiliates, for services rendered to us prior to or with respect to the business combination.

Director Independence

Our board of directors has determined that Mr. Garcia, Dr. Young and Mr. MacMahon are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and as defined by the rules of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services

Audit Fees

Rothstein, Kass & Company, P.C. billed us $37,500 in fees for audit services for the period May 15, 2007 (date of inception) to December 31, 2007.

Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim consolidated financial statements reflecting quarterly results included in our Form 10 K. It also includes services that are normally provided by Rothstein, Kass in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

We were billed $22,000 by Rothstein, Kass & Company, P.C. for assurance and related services that are not reported under Audit Fees above, for the period May 15, 2007 (date of inception) to December 31, 2007.

Tax and All Other Fees

We were not billed for any fees by Rothstein, Kass & Company, P.C. for tax compliance, tax advice, tax planning or other work for the period May 15, 2007 (date of inception) to December 31, 2007.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Item 1. Exhibits and Financial Statement Schedules

(a)	The Following documents are filed as a part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits:

See attached Exhibit Index of this Annual Report on Form 10–K.

(b)	Exhibits:

We hereby file as part of this Annual Report on Form 10–K the Exhibits listed in the attached Exhibit Index.

(c)	Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit No.	Description
3.1	Amended and restated certificate of incorporation (1)

3.2	By-Laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.1	Promissory Note issued by Registrant to Pecksland Partners, LLC dated July 16, 2007 (1)

Exhibit No.	Description
10.2	Management Stock Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Anthony H. Wild dated July 16, 2007 (1)

10.4	Stock Purchase Agreement by and between the Registrant and Christopher J. Garcia dated July 16, 2007 (1)

10.5	Stock Purchase Agreement by and between the Registrant and Frank E. Young dated July 16, 2007 (1)

10.6	Stock Purchase Agreement by and between the Registrant and Thomas MacMahon dated July 16, 2007 (1)

10.7	Private Placement Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007 (1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant (1)

10.9	Form of Stock Escrow Agreement by and among Continental Stock Transfer & Trust Company, the Registrant, and Initial Stockholders (1)

10.10	Form of Registration Rights Agreement between the Registrant and the existing Stockholders (1)

10.11	Form of Officer’s Letter Agreement (1)

10.12	Form of Existing Stockholder’s Letter Agreement (1)

10.13	License Agreement, dated November 1, 2007, between The Patriot Group, LLC and the Registrant

14	Code of Ethics (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange of 1934

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

99.1	Audit Committee Charter (1)

99.2	Nominating Committee Charter (1)

99.3	Compensation Committee Charter (1)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-144718 and 001-33798).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Pond Healthcare, Inc.

By:	/s/ Stephen F. Wiggins
Stephen F. Wiggins
President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen F. Wiggins Stephen F. Wiggins	Chairman of the Board and President (Principal Executive Officer)	March 28, 2008

/s/ Michael C. Litt Michael C. Litt	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

/s/ W. Robert Dahl, Jr. W. Robert Dahl, Jr.	Vice President and Vice Chairman	March 28, 2008

/s/ Christopher J. Garcia Christopher J. Garcia	Director	March 28, 2008

/s/ Thomas MacMahon Thomas MacMahon	Director	March 28, 2008

/s/ Frank E. Young Frank E. Young	Director	March 28, 2008

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden Pond Healthcare, Inc.

We have audited the accompanying balance sheet of Golden Pond Healthcare, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period May 15, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Pond Healthcare, Inc. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period May 15, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 27, 2008

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

BALANCE SHEET

December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$397,000
Interest receivable from Trust Account	618,000
Prepaid expense	68,000

Total current assets	1,083,000

Deferred tax assets	48,000

Investment in Trust Account, excluding interest earned to date	132,725,000

$133,856,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$450,000
Note payable, stockholder, including accrued interest	215,000

Total current liabilities	665,000

Long- term liabilities, deferred underwriters’ fee	4,050,000

Commitments and contingencies
Common stock subject to redemption, 5,062,499 shares at redemption value	39,817,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none	—
Common stock, $.001 par value, authorized 75,000,000 shares; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000
Additional paid-in capital	89,002,000
Earnings accumulated during the development stage	301,000

Total stockholders’ equity	89,324,000

$133,856,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period May 15, 2007 (date of inception) to December 31, 2007

Revenue	$—
Formation and operating costs	124,000

Loss from operations	(124,000)

Other income (expense)
Interest income, Trust Account	618,000
Interest income, other	2,000
Interest expense	(5,000)

Income before taxes	491,000
Income tax provision	190,000

Net income applicable to common stockholders	$301,000

Common shares outstanding subject to possible conversion	5,062,499

Net income per common share for shares subject to possible conversion	$—

Weighted average number of common outstanding shares :
Basic	7,997,000

Diluted	8,280,000

Net income per common share, basic and diluted	$0.04

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to December 31, 2007

	Common Stock		Additional Paid in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 15, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 15,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption)	16,875,000	17,000	134,983,000	—	135,000,000
Underwriter’s discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Proceeds from the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income				301,000	301,000

Balances, at December 31, 2007	21,093,750	$21,000	$89,002,000	$301,000	$89,324,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development state)

STATEMENT OF CASH FLOWS

For the period May 15, 2007 (date of inception) to December 31, 2007

Cash flows from operating activities
Net income	$301,000
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest income receivable from Trust Account	(618,000)
Prepaid expenses	(68,000)
Accounts payable and accrued expenses	218,000

Net cash used in operating activities	(167,000)

Net cash used in investing activities
Investment in Trust Account	(132,725,000)

Cash flows from financing activities
Proceeds from issuance of common stock to Founders	4,000
Proceeds from notes payable, stockholder	210,000
Proceeds from the initial public offering	135,000,000
Proceeds from the issuance of warrants in private placement	4,000,000
Payments of underwriters discount and offering costs	(5,925,000)

Net cash provided by financing activities	133,289,000

Net increase in cash	397,000
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$397,000

Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$189,000

Deferred underwriters’ fees	$4,050,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development state)

Notes to Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Golden Pond Healthcare Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 15, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business (the “Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies.

At December 31, 2007, the Company had not commenced any operations or generated operating revenues. All activity from inception through December 31, 2007 relates to the Company’s formation, capital raising and the initial public offering described below. Following the offering, the Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 6, 2007 and the Offering was consummated on November 13, 2007, as discussed in Note C. Preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 4,000,000 warrants at $1 per warrant in a private placement (the “Private Placement”) that is discussed further in Note D.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business (“Business Combination”). As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $4,050,000, described below). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying a prospective Target Business will not be limited to particular companies; however it expects to focus on operating businesses in the healthcare industry.

Since the closing of the Offering, an amount equal to approximately 98.3% of the gross proceeds have been held in a trust account (“Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the trust account includes $4,050,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside the Trust Account will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a Target Business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination, the Business Combination will not be consummated. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

“Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket. In the event that Initial Stockholders purchase any additional Units or shares of the Company’s common stock in the after market following the Proposed Offering, the Company anticipates that they will vote any shares of common stock so acquired in favor of a Business Combination.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income of up to $2,125,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed.

In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Net income per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company. At December 31, 2007, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($-0- for the year ended December 31, 2007) by the weighted average number of common shares subject to possible conversion.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet.

Use of estimates:

The preparation of financial statements in conformity with U.S.GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities.” Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if Public Shareholders holding 5,062,500 (30% of the common shares in the Offering) or more common shares do not vote against a Business Combination. As further discussed in Note A, if a Business Combination is not consummated by November 6, 2009, the Company will liquidate. Accordingly, 5,062,499 have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the trust account balance which will be available to us, net of income taxes payable, to fund working capital requirements. The per share conversion price was $7.87 at December 31, 2007.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares are issued at December 31, 2007.

Recently issued accounting pronouncements:

In December 2007, the FASB issued SFAS No 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Income taxes:

The Company follows the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount to be realized.

Securities held in trust:

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest Income” line item in the statement of operations. Interest income is recognized when earned.

NOTE C—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 16,875,000 units (“Units”), including 1,250,000 Units exercised pursuant to an underwriters overallotment option, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

The Company granted the underwriter an option to purchase up to 2,343,750 additional Units to cover over-allotments, 1,250,000 of which Units were exercised and the remainder expired unexercised on December 6, 2007.

The Company paid an underwriting discount of 4% ($5,400,000) of the gross offering proceeds (including the over-allotment option exercise) to the underwriters at the closing of the Offering, with an additional fee of 3% ($4,050,000) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

NOTE D—RELATED PARTY TRANSACTIONS

The company issued a $210,000 unsecured promissory note to a principal stockholder and affiliate of the Company’s officer, Pecksland Partners, LLC, on July 16, 2007. The note bears interest at 5% per annum and is payable on July 16, 2008 or the consummation of the Offering. At December 31, 2007, the note, including accrued interest of approximately $5,000, remains unpaid.

On July 16, 2007, the Company issued 4,492,188 shares of common stock (“Initial Shares”) to the Initial Stockholders of the Company for proceeds of $4,492. On December 11, 2007, the Company repurchased 273,438 of such Initial Shares for $273.44 pursuant to a redemption right related to the unexercised portion of the underwriters’ overallotment option (1,093,750 unexercised Units). Such redemption right is now expired. After this redemption, there are 4,218,750 Initial Shares outstanding at December 31, 2007. The Initial Stockholders have agreed that the shares they owned prior to the Offering will not be transferable until one year from the date of the closing of the initial Business Combination and will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

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

On November 13, 2007, Pecksland Partners, LLC, purchased, in a Private Placement, 4,000,000 warrants at $1.00 per warrant (“the Insider Warrants”). The aggregate proceeds of the Private Placement are being held in the Trust Account described in Note A. The Insider Warrants will be identical to the Warrants underlying the Units of the Proposed Offering except that they are subject to redemption, they may be exercisable on a “cashless basis”, and they cannot be sold or transferred until 90 days subsequent to the Company’s completion of a Business Combination. If the Company does not complete a Business Combination, then the $4 million proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants issued under this transaction will expire worthless.

NOTE E—INVESTMENT SECURITIES

The carrying amount (amortized cost), gross unrealized holding gains, and fair value of held-to-maturity securities in the Trust Account at December 31, 2007 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$133,343,000	$114,000	$133,457,000

These U.S. Treasury securities mature within one year.

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2007:

Income tax payable	$238,000
Accrued printing costs	122,000
All other	90,000

$450,000

NOTE G—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $48,000 for the tax effect of temporary differences, start-up and organization costs, aggregating approximately $120,000 at December 31, 2007.

The current and deferred components of taxes are comprised of the following for the period from May 15, 2007 (date of inception) to December 31, 2007:

Current Tax Provision

Federal	$190,000
State	48,000

Total current tax provision	$238,000

Deferred tax provision (benefit)
Federal	$(39,000)
State	(9,000)

Total deferred tax provision	$(48,000)

Provision for income taxes	$190,000

The Company has not yet begun its trade or business for U. S. tax reporting purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset was established for these start-up expenditures. The difference between the federal statutory rate (34%) and the effective tax rate (38.4%) relates to state income taxes net of federal benefit (3%) and exemptions from federal surtax levels.