Form 10-Q
period 2008-03-31
Golden Pond Healthcare, Inc.
filed 2008-05-15
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of May 12, 2008: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$25,000	$397,000
Interest receivable from Trust Account	1,949,000	618,000
Prepaid expenses	98,000	68,000

Total current assets	2,072,000	1,083,000
Deferred tax asset	137,000	48,000
Investment in Trust Account, excluding interest earned to date	132,725,000	132,725,000

	$134,934,000	$133,856,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$93,000	$212,000
Income taxes payable	519,000	238,000
Notes payable, stockholder, including accrued interest	463,000	215,000

Total current liabilities	1,075,000	665,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies
Common stock subject to redemption, 5,062,499 shares at redemption value	39,817,000	39,817,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, authorized 75,000,000 shares; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	89,002,000	89,002,000
Earnings accumulated during the development stage	969,000	301,000

Total stockholders’ equity	89,992,000	89,324,000

	$134,934,000	$133,856,000

See accompanying notes to financial statements.

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2008	May 15, 2007 (date of inception) to March 31, 2008
Revenue	$—	$—
Formation and operating costs	275,000	399,000

Loss from operations	(275,000)	(399,000)
Other income (expense)
Interest income, Trust Account	1,382,000	2,000,000
Interest income, other	—	2,000
Interest expense	(3,000)	(8,000)

Income before income tax provision	1,104,000	1,595,000
Income tax provision	436,000	626,000

Net income applicable to common stockholders	$668,000	$969,000

Maximum number of shares subject to possible conversion:
Weighted average number of common shares outstanding, basic and diluted	5,062,499	1,729,000

Net income per common share subject to possible conversion, basic and diluted	$—	$—

Weighted average number of common outstanding shares:
Basic	21,094,000	11,681,000

Diluted	24,586,000	12,871,000

Net income per common share, basic and diluted	$0.03	$0.08

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to March 31, 2008

	Common Stock		Additional Paid in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 15, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) including 5,062,499 shares subject to possible redemption	16,875,000	17,000	134,983,000	—	135,000,000
Underwriter’s discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Proceeds from the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Net income	—	—	—	668,000	668,000

Balances, at March 31, 2008 (unaudited)	21,093,750	$21,000	$89,002,000	$969,000	$89,992,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2008	May 15, 2007 (date of inception) to March 31, 2008
Cash flows from operating activities
Net income	$668,000	$969,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	(89,000)	(137,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest income receivable from Trust Account	(1,331,000)	(1,949,000)
Prepaid expenses	(30,000)	(98,000)
Accounts payable and accrued expenses and other	73,000	101,000
Income taxes payable	281,000	519,000

Net cash used in operating activities	(428,000)	(595,000)

Net cash used in investing activities
Investment in Trust Account	—	(132,725,000)

Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	4,000
Proceeds from notes payable, stockholder	245,000	455,000
Proceeds from the initial public offering	—	135,000,000
Proceeds from the issuance of warrants in private placement	—	4,000,000
Payments of underwriters discount and offering costs	(189,000)	(6,114,000)

Net cash provided by financing activities	56,000	133,345,000

Net increase (decrease) in cash	(372,000)	25,000
Cash and cash equivalents, beginning of period	397,000	—

Cash and cash equivalents, end of period	$25,000	$25,000

Supplemental disclosure of non-cash investing and financing activities
Cash paid for income taxes	$244,000	$244,000

Deferred underwriters’ fees	$—	$4,050,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE A—BASIS OF PRESENTATION, DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the December 31, 2007 amounts to conform to the current presentation. All amounts in the accompanying condensed financial statements, except shares and per share amounts, are rounded to the nearest thousand dollars.

Golden Pond Healthcare, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on May 15, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, or control through contractual arrangements, an operating business (the “Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

At March 31, 2008, the Company had not commenced any operations or generated operating revenues. All activity from inception through March 31, 2008 relates to the Company’s formation, capital raising and the initial public offering described below. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 6, 2007 and the Offering was consummated on November 13, 2007, as discussed in Note D. Preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 4,000,000 warrants at $1 per warrant in a private placement (the “Private Placement”) that is discussed further in Note E.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business (“Business Combination”). As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $4,050,000, described below)). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying a prospective Target Business will not be limited to particular companies; however it expects to focus on operating businesses in the healthcare industry.

Since the closing of the Offering, an amount equal to approximately 98.3% of the gross proceeds have been held in a trust account (“Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $4,050,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside the Trust Account are used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note D).

NOTE B—FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

Effective January 1, 2008, the Company implemented SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 for the periods presented in the accompanying financial statements did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,000	$25,000	$—	$—
Interest receivable from Trust Account	1,949,000	1,949,000
Cash and cash equivalents held in Trust Account	132,750,000	132,750,000	—	—

Total	$134,724,000	$134,724,000	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE C—INCOME PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At March 31, 2008, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the Treasury Stock Method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning period. As of March 31, 2008, dilutive securities include 3,492,000 warrants that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($-0- for the three months ended March 31, 2008 and for the period from May 15, 2007 (date of inception) to March 31, 2008) by the weighted average number of common shares subject to possible conversion.

NOTE D—PUBLIC OFFERING

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

The Company paid an underwriting discount of 4% ($5,400,000) of the gross offering proceeds (including the over-allotment option exercise) to the underwriters at the closing of the Offering, with an additional fee of 3% ($4,050,000) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the deferred discount.

NOTE E—RELATED PARTY TRANSACTIONS

During March 2008, the Company issued an aggregate $245,000 unsecured promissory notes to a principal stockholder and affiliate of the Company’s officer, Pecksland Partners, LLC. The notes bear interest at 4.25% per annum and are payable on March 17, 2011 or the earlier termination of notes payable by Pecksland Partners, LLC to the Company’s Vice Chairman and Chief Financial Officer. Because the Company intends to prepay this note during 2008, it is included in the accompanying financial statements as a current liability.

The Company issued a $210,000 unsecured promissory note to Pecksland Partners, LLC, on July 16, 2007. The note bears interest at 5% per annum and is payable on July 16, 2008.

On July 16, 2007, the Company issued 4,492,188 shares of common stock (“Initial Shares”) to the Initial Stockholders of the Company for proceeds of $4,492. On December 17, 2007, the Company repurchased 273,438 of such Initial Shares for $273.44 pursuant to a redemption right related to the unexercised portion of the underwriters’ overallotment option (1,093,750 unexercised Units). Such redemption right is now expired. After this redemption, there are 4,218,750 Initial Shares outstanding at

December 31, 2007. The Initial Stockholders have agreed that the shares they owned prior to the Offering will not be transferable until one year from the date of the closing of the initial Business Combination and will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

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

On November 13, 2007, Pecksland Partners, LLC, purchased, in a Private Placement, 4,000,000 warrants at $1.00 per warrant (“the Insider Warrants”). The aggregate proceeds of the Private Placement are being held in the Trust Account described in Note A. The Insider Warrants are identical to the Warrants underlying the Units of the Proposed Offering except that if they are not subject to redemption, the Insider Warrants may be exercised on a “cashless basis”, and cannot be sold or transferred until 90 days subsequent to the Company’s completion of a Business Combination. If the Company does not complete a Business Combination, then the $4 million proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants issued under this transaction will expire worthless.

NOTE F—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

Investment securities in the Company’s trust account consist of (a) United States Treasury securities and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately $1,758,000 at March 31, 2008) is recorded at cost and adjusted for income distributions which occur monthly.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at March 31, 2008 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$132,916,000	$126,000	$133,042,000

At March 31, 2008, approximately $1,949,000 of the trust assets, representing interest income which is available to the Company for working capital purposes, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the three months ended March 31, 2008, and for the period from May 15, 2007 (date of inception) to March 31, 2008, the Company transferred $50,000 from the Trust Account for use in working capital.

NOTE G—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $137,000 for the tax effect of temporary differences, start-up and organization costs, aggregating approximately $399,000 at March 31, 2008.

The current and deferred components of taxes are comprised of the following for the three months ended March 31, 2008 and for period from May 15, 2007 (date of inception) to March 31, 2008:

	Three months ended March 31, 2008	May 15, 2007 (date of inception) to March 31, 2008
Current tax provision
Federal	$424,000	$614,000
State	101,000	149,000

Total current tax provision	$525,000	$763,000

Deferred tax provision (benefit)
Federal	($72,000)	($111,000)
State	(17,000)	(26,000)

Total deferred tax benefit	($89,000)	($137,000)

Provision for income taxes	$436,000	$626,000

The Company has not yet begun its trade or business for U. S. tax reporting purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset was established for these start-up expenditures. The difference between the federal statutory rate and the effective tax rate relates to state income taxes net of federal benefit and exemptions from federal surtax levels.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company’s financial positions and results of operations at this time given its limited operations and activities.

NOTE H—REDEEMABLE COMMON STOCK

The Company’s common stock that is redeemable for cash or other assets is classified outside of permanent equity because they are redeemable at the option of the holder. As discussed in Note A, the Business Combination will only be consummated if Public Shareholders holding 5,062,500 (30% of the common shares in the Offering) or more common shares do not vote against a Business Combination. As further discussed in Note A, if a Business Combination is not consummated by November 6, 2009, the Company will liquidate. Accordingly, 5,062,499 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to us, net of income taxes payable, to fund working capital requirements. The per share conversion price was $7.87 at March 31, 2008.

NOTE I—NEW ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company cannot determine whether SFAS 160 will have any impact until it completes its first business combination.

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

Since our IPO, we have been actively engaged in seeking a suitable business combination candidate.

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to March 31, 2008, our only activities have been organizational activities and those necessary to prepare for our offering, and following our public offering, certain activities related to pursuing a target business. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time.

However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

For the three months ended March 31, 2008, we had a net income of approximately $668,000, which consisted of net interest income of approximately $1,379,000 reduced by approximately $275,000 of formation and operating costs and approximately $436,000 of income taxes provided. For the period from May 15, 2007 (the date of our inception) to March 31, 2008, we had net income of approximately $969,000, which consisted of net interest income of approximately $1,994,000 reduced by approximately $399,000 of formation and operating costs and approximately $626,000 of income taxes.

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriters’ discount of $4,050,000), were $132,835,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses. Through March 31, 2008, none of such interest was distributed to us, however, approximately $1,949,000 is reflected as due to us on our condensed balance sheet at March 31, 2008. We expect that the distribution of amounts due to us will be made, at least partially, in the second quarter of 2008.

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. In addition, during March 2008, Pecksland Partners, LLC, made an advance to us in an amount equal to $245,000 to provide us with liquidity to cover certain tax expenses. As of March 31, 2008, each of these loans remains outstanding.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. Please see the information disclosed in the “Risk Factors” section of our annual report filed on Form 10-K, as filed with the SEC on March 31, 2008.

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Defaults Upon Senior Securities

None.

Item 7.	Submission of Matters to a Vote of Security Holders

None.

Item 8.	Other Information

None.

Item 9.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company.[1]

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company.[1]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN POND HEALTHCARE, INC.

Date: May 13, 2008	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: May 13, 2008	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary