Form 10-Q
period 2008-06-30
Golden Pond Healthcare, Inc.
filed 2008-08-12
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33798

GOLDEN POND HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0183099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Post Road, 3rd Floor

Darien, CT 06820

(Address of principal executive offices and Zip Code)

(203) 202-3850

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of August 12, 2008: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

Item 1.	Financial Statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets
Cash and cash equivalents	$9,000	$397,000
Interest receivable from Trust Account	685,000	618,000
Prepaid income taxes	159,000	—
Prepaid expenses	42,000	68,000

Total current assets	895,000	1,083,000
Deferred acquisition costs	1,380,000	—
Deferred tax asset	225,000	48,000
Investment in Trust Account, excluding interest earned to date	132,725,000	132,725,000

	$135,225,000	$133,856,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,104,000	$212,000
Income taxes payable	—	238,000
Notes payable, stockholder, including accrued interest	—	215,000

Total current liabilities	1,104,000	665,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies
Common stock subject to redemption, 5,062,499 shares at redemption value, approximately $7.87 per share	39,817,000	39,817,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	89,002,000	89,002,000
Earnings accumulated during the development stage	1,231,000	301,000

Total stockholders’ equity	90,254,000	89,324,000

	$135,225,000	$133,856,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2008	May 15, 2007 (date of inception) to June 30, 2007	Six months ended June 30, 2008	May 15, 2007 (date of inception) to June 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating costs	181,000	—	456,000	580,000

Loss from operations	(181,000)	—	(456,000)	(580,000)
Other income (expense)
Interest income, Trust Account	604,000	—	1,986,000	2,604,000
Interest income, other	—	—	—	2,000
Interest expense	(4,000)	—	(7,000)	(12,000)

Income before income tax provision	419,000	—	1,523,000	2,014,000
Income tax provision	157,000	—	593,000	783,000

Net income applicable to common stockholders	$262,000	$—	$930,000	$1,231,000

Maximum number of shares subject to possible conversion:
Weighted average number of common shares basic and diluted	5,062,499		5,062,499	2,463,831

Net income per common share subject to possible conversion, basic and diluted	$—		$—	$—

Weighted average number of common shares outstanding:
Basic	21,094,000		21,094,000	13,765,000

Diluted	25,032,000		24,812,000	15,563,000

Net income per common share, basic and diluted	$0.01		$0.04	$0.09

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to June 30, 2008

	Common Stock		Additional Paid in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 15, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption)	16,875,000	17,000	134,983,000	—	135,000,000
Underwriters’ discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Common stock sold in the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Net income	—	—	—	930,000	930,000

Balances, at June 30, 2008 (unaudited)	21,093,750	$21,000	$89,002,000	$1,231,000	$90,254,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2008	May 15, 2007 (date of inception) to
		June 30, 2007	June 30, 2008
Cash flows from operating activities
Net income	$930,000	$—	$1,231,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(177,000)	—	(225,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest income receivable from Trust Account	(67,000)	—	(685,000)
Prepaid expenses	26,000	—	(42,000)
Accounts payable and accrued expenses and other	(212,000)	—	5,000
Income taxes payable/prepaid	(397,000)	—	(159,000)

Net cash provided by operating activities	103,000	—	125,000

Cash flows from investing activities
Cash paid for deferred acquisition costs	(281,000)	—	(281,000)
Investment in Trust Account	—	—	(132,725,000)

Net cash used in investing activities	(281,000)	—	(133,006,000)
Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	—	4,000
Proceeds from notes payable, stockholder	245,000	—	455,000
Repayment of notes payable, stockholder	(455,000)	—	(455,000)
Proceeds from the initial public offering	—	—	135,000,000
Proceeds from the issuance of warrants in private placement	—	—	4,000,000
Payments of underwriters’ discount and offering costs	—	—	(6,114,000)

Net cash used in provided by financing activities	(210,000)	—	132,890,000

Net increase (decrease) in cash	(388,000)	—	9,000
Cash and cash equivalents, beginning of period	397,000	—	—

Cash and cash equivalents, end of period	$9,000	$—	$9,000

Supplemental disclosure of cash flow information, cash paid during the period for income taxes
Cash paid for income taxes	$1,167,000	$—	$1,167,000
Supplemental disclosure of non-cash investing and financing activities

Deferred underwriters’ fees	$—	$—	$4,050,000

Deferred acquisition costs accrued	$1,099,000	$—	$1,099,000

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

At June 30, 2008, the Company had not commenced any operations or generated operating revenues. All activity from inception through June 30, 2008 relates to the Company’s formation, capital raising and the initial public offering described below. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 6, 2007 and the Offering was consummated on November 13, 2007, as discussed in Note F. Preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 4,000,000 warrants at $1 per warrant in a private placement (the “Private Placement”) that is discussed further in Note G.

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

In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note F).

NOTE B—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

Investment securities in the Company’s Trust Account consist of (a) United States Treasury securities and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately $37,000 at June 30, 2008) is recorded at cost and adjusted for income distributions which occur monthly.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at June 30, 2008 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$133,373,000	$6,000	$133,379,000

At June 30, 2008, approximately $685,000 of the trust assets, representing interest income which is available to the Company for working capital purposes, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the six months ended June 30, 2008, and for the period from May 15, 2007 (date of inception) to June 30, 2008, the Company transferred approximately $1,916,000 from the Trust Account including approximately $1,167,000 for payment of income taxes and approximately $749,000 for use in working capital.

NOTE C—FAIR VALUE MEASUREMENTS

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

Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 did not have an impact on the Company’s financial results for the periods presented in the accompanying financial statements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,000	$9,000	$—	$—
Investment in Trust Account (including interest receivable from Trust Account of $685,000)	133,410,000	132,416,000	—	—

Total	$133,419,000	$133,425,000	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE D—DEFERRED ACQUISITION COSTS

Deferred acquisition costs are comprised of approximately $1,380,000 of legal, accounting, regulatory, market study and other costs associated with the Company’s investigation of a potential acquisition candidate. In accordance with SFAS No. 141, “Business Combinations”, these costs are capitalized until either the completion or abandonment of the potential acquisition. If the potential acquisition is completed, these costs would be accounted for as part of the purchase price and if the potential acquisition is abandoned, these costs will be charged to expense. To date, no definitive agreements have been reached with any potential target for a business combination, however, discussions are ongoing. At June 30, 2008, approximately $1,099,000 is included in accounts payable and accrued expenses.

NOTE E—INCOME PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period,. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At June 30, 2008, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the treasury Stock Method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. As of June 30, 2008, dilutive securities include 3,492,000 warrants that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($-0- for the three and six months ended June 30, 2008 and for the period from May 15, 2007 (date of inception) to June 30, 2008) by the weighted average number of common shares subject to possible conversion.

NOTE F—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 16,875,000 units (“Units”), including 1,250,000 Units exercised pursuant to an underwriters overallotment option, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

NOTE G—RELATED PARTY TRANSACTIONS

During March 2008, the Company issued an aggregate $245,000 unsecured 4.25% promissory notes to a principal stockholder and affiliate of the Company’s officer, Pecksland Partners, LLC (“Pecksland”). On July 16, 2007, the Company issued a $210,000 unsecured 5% promissory note to Pecksland. Both of these notes were repaid, together with accrued interest of approximately $12,000, in June 2008.

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

NOTE H—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $321,000 for the tax effect of temporary differences, formation and operating costs, aggregating approximately $580,000 at June 30, 2008.

The current and deferred components of taxes are comprised of the following for the three and six months ended June 30, 2008 and for period from May 15, 2007 (date of inception) to June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008	May 15, 2007 (date of inception) to June 30, 2008
Current tax provision
Federal	$286,000	$710,000	$900,000
State	69,000	170,000	218,000

Total current tax provision	$355,000	880,000	$1,118,000

Deferred tax provision (benefit)
Federal	($148,000)	($220,000)	($259,000)
State	(36,000)	(53,000)	(62,000)

Total deferred tax benefit	($184,000)	($273,000)	($321,000)

Provision for income taxes	$171,000	$607,000	$797,000

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

NOTE I—REDEEMABLE COMMON STOCK

The Company’s common stock that is redeemable for cash or other assets is classified outside of permanent equity because they are redeemable at the option of the holder. As discussed in Note A, the Business Combination will only be consummated if Public Shareholders holding 5,062,500 (30% of the common shares in the Offering) or more common shares do not vote against a Business Combination. As further discussed in Note A, if a Business Combination is not consummated by November 6, 2009, the Company will liquidate. Accordingly, 5,062,499 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to us, net of income taxes payable, to fund working capital requirements. The per share conversion price was approximately $7.87 at June 30, 2008.

NOTE J—NEW ACCOUNTING PRONOUNCEMENT

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

We were formed on May 15, 2007, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses. On November 6, 2007, our Registration Statement on Form S-1 relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission (“SEC”) and on November 13, 2007, we consummated our initial public offering and a private placement of 4,000,000 warrants to Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers and/or directors. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement we consummated in connection therewith, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt, in effecting a business combination.

Since our IPO, we have been actively engaged in seeking a suitable business combination candidate.

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to June 30, 2008, our only activities have been organizational activities and those necessary to prepare for our offering, and following our public offering, certain activities related to pursuing a target business. Those activities have included multiple proposed business combination transactions, some of which we continue to actively pursue and others which we are no longer pursuing. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

For the three months ended June 30, 2008, we had a net income of approximately $262,000, which consisted of net interest income of approximately $600,000 reduced by approximately $181,000 of formation and operating costs and approximately $157,000 of income taxes provided. Net income was affected by the substantially lower interest rates currently available on U.S. Treasury Bills compared to rates available when we began investing late in 2007 and at the beginning of 2008. For the six months ended June 30, 2008, we had a net income of approximately $930,000, which consisted of net interest income of approximately $1,979,000 reduced by approximately $456,000 of formation and operating costs and approximately $593,000 of income taxes provided. For the period from May 15, 2007 (the date of our inception) to June 30, 2008, we had net income of approximately $1,231,000, which consisted of net interest income of approximately $2,594,000 reduced by approximately $580,000 of formation and operating costs and approximately $783,000 of income taxes.

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriting discount of $4,050,000), were $132,835,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses. Through June 30, 2008, approximately $749,000 of such interest was distributed to us for working capital and another approximately $1,167,000 was distributed to pay taxes on the Trust interest income. Additionally, approximately $685,000 is reflected as due to us on our condensed balance sheet at June 30, 2008. During the three months ended June 30, 2008, we incurred approximately $1,380,000 in costs related to a potential acquisition, approximately $1,100,000 of which remain unpaid at June 30, 2008.

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. In addition, during March 2008, Pecksland Partners, LLC, made an advance to us in an amount equal to $245,000 to provide us with liquidity to cover certain tax expenses. On June 6, 2008, the outstanding principal amount of $455,000 due Pecksland Partners, LLC as well as $11,567.93 of interest was paid in full.

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

Based on their evaluation as of the end of the period covered by this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. Please see the information disclosed in the “Risk Factors” section of our Annual Report filed on Form 10-K, as filed with the SEC on March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit #	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN POND HEALTHCARE, INC.

Date: August 12, 2008	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: August 12, 2008	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary