Form 10-Q
period 2008-09-30
Golden Pond Healthcare, Inc.
filed 2008-11-14
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of November 10, 2008: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

Item 1.	Financial Statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30 2008 (unaudited)	December 31, 2007
ASSETS

Current assets
Cash and cash equivalents	$91,000	$397,000
Interest receivable from Trust Account	855,000	618,000
Prepaid income taxes	58,000	—
Prepaid expenses	75,000	68,000

Total current assets	1,079,000	1,083,000

Deferred tax asset	842,000	48,000

Investment in Trust Account, excluding interest earned to date	132,725,000	132,725,000

	$134,646,000	$133,856,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,137,000	$212,000
Income taxes payable	—	238,000
Notes payable, stockholder, including accrued interest	—	215,000

Total current liabilities	1,137,000	665,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies

Common stock subject to redemption, 5,062,499 shares at redemption value, approximately $7.87 per share	39,817,000	39,817,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 75,000,000 shares authorized; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	89,002,000	89,002,000
Earnings accumulated during the development stage	619,000	301,000

Total stockholders’ equity	89,642,000	89,324,000

	$134,646,000	$133,856,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	May 15, 2007 (date of inception)
				to September 30, 2007	to September 30, 2008
Revenue	$—	$—	$—	$—	$—

Formation and operating costs	194,000	8,000	649,000	13,000	773,000
Acquisition diligence costs	1,380,000	—	1,380,000	—	1,380,000

Loss from operations	(1,574,000)	(8,000)	(2,029,000)	(13,000)	(2,153,000)

Other income (expense)
Interest income, Trust Account	570,000	—	2,556,000	—	3,174,000
Interest income, other	—	—	—	—	2,000
Interest expense	—	(2,000)	(7,000)	(2,000)	(12,000)

Income (loss) before income tax provision	(1,004,000)	(10,000)	520,000	(15,000)	1,011,000
Income tax provision (benefit)	(391,000)	4,000	202,000	6,000	392,000

Net income (loss) applicable to common stockholders	$(613,000)	$(6,000)	$318,000	$(9,000)	$619,000

Weighted average number of shares subject to possible redemption:	5,062,499	—	5,062,499	—	3,243,000

Net income per common share subject to possible redemption, basic and diluted:	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding, excluding shares subject to possible redemption:

Basic	16,031,000	4,292,000	16,013,000	4,292,000	11,875,000

Diluted	16,031,000	4,292,000	19,806,000	4,292,000	14,063,000

Net income (loss) per common share outstanding, excluding shares subject to possible redemption:

Basic	$(0.04)	$(0.00)	$0.02	$(0.00)	$0.05

Diluted	$(0.04)	$(0.00)	$0.02	$(0.00)	$0.04

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to September 30, 2008

	Common Stock		Additional Paid in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 15, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000

Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption)	16,875,000	17,000	134,983,000	—	135,000,000

Underwriters’ discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)

Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000

Common stock sold in the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)

Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Net income	—	—	—	318,000	318,000

Balances, at September 30, 2008 (unaudited)	21,093,750	$21,000	$89,002,000	$619,000	$89,642,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2008	May 15, 2007 (date of inception) to
		September 30, 2007	September 30, 2008
Cash flows from operating activities
Net income (loss)	$318,000	$(9,000)	$619,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(794,000)	(6,000)	(842,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest income receivable from Trust Account	(237,000)	—	(855,000)
Prepaid expenses	(7,000)	—	(75,000)
Accounts payable and accrued expenses and other	920,000	13,000	1,137,000
Income taxes payable/prepaid	(296,000)	—	(58,000)

Net cash used in operating activities	(96,000)	(2,000)	(74,000)

Cash flows from investing activities - Investment in Trust Account	—	—	(132,725,000)

Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	4,000	4,000
Proceeds from notes payable, stockholder	245,000	210,000	455,000
Repayment of notes payable, stockholder	(455,000)	—	(455,000)
Proceeds from the initial public offering	—	—	135,000,000
Proceeds from the issuance of warrants in private placement	—	—	4,000,000
Payments of underwriters’ discount and offering costs	—	(48,000)	(6,114,000)

Net cash provided by (used in) financing activities	(210,000)	166,000	132,890,000

Net increase (decrease) in cash	(306,000)	164,000	91,000

Cash and cash equivalents, beginning of period	397,000	—	—

Cash and cash equivalents, end of period	$91,000	$164,000	$91,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,000	$—	$12,000

Cash paid for income taxes	$1,292,000	$—	$1,292,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$—	$317,000	$—

Deferred underwriters’ fees	$—	$—	$4,050,000

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

At September 30, 2008, the Company had not commenced any operations or generated operating revenues. All activity from inception through September 30, 2008 relates to the Company’s formation, capital raising, the initial public offering described below and evaluation of potential acquisition candidates. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

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

The Company’s efforts in identifying a prospective Target Business will not be limited to particular companies; however, it expects to focus on operating businesses in the healthcare industry.

Since the closing of the Offering, an amount equal to approximately 98.3% of the gross proceeds has been held in a trust account (“Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $4,050,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside the Trust Account have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTE B—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

Investment securities in the Company’s Trust Account consist of (a) United States Treasury securities and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately $197,000 at September 30, 2008) is recorded at cost and adjusted for income distributions which occur monthly. The carrying amount of the mutual fund approximates fair value.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at September 30, 2008 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$133,384,000	$241,000	$133,625,000

At September 30, 2008, approximately $855,000 of the trust assets, representing interest income which is available to the Company for working capital purposes, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the period from May 15, 2007 (date of inception) to September 30, 2008, the Company transferred approximately $2,317,000 from the Trust Account including approximately $1,432,000 for payment of income and franchise taxes and approximately $885,000 for use in working capital.

NOTE C—FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$197,000	$197,000	$—	$—
Cash and cash equivalents	91,000	91,000	—	—

Total	$288,000	$288,000	$—	$—

The fair values of the Company’s cash equivalents held in the Trust Account are determined through market, observable and corroborated sources (see also, held to maturity securities in Note B).

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE D—ACQUISITION DILIGENCE COSTS

Acquisition diligence costs are comprised of approximately $1,380,000 of legal, accounting, regulatory, market study and other costs associated with the Company’s investigation of a potential acquisition candidate. These costs had been capitalized under generally accepted accounting principles. After December 31, 2008, generally accepted accounting principles related to such costs will change because SFAS No. 141R (see Note J) will require that such costs be expensed as incurred after that date. Management has determined that it is unlikely that an acquisition will be completed by December 31, 2008, and concluded that it is appropriate to charge such costs to expense in the three months ended September 30, 2008. To date no definitive agreements have been reached with any potential target for a business combination.

NOTE E— INCOME PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At September 30, 2008, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three and nine months ended September 30, 2008 and for the period from May 15, 2007 (date of inception) to September 30, 2008, dilutive securities include -0-, 3,793,000 and 2,188,000, respectively, warrants that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible redemption is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to redemption ($-0- for the three and nine months ended September 30, 2008 and for the period from May 15, 2007 (date of inception) to September 30, 2008) by the weighted average number of common shares subject to possible conversion.

NOTE F—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 16,875,000 units (“Units”), including 1,250,000 Units exercised pursuant to an underwriters’ overallotment option, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

NOTE G —RELATED PARTY TRANSACTIONS

During March 2008, the Company issued an aggregate $245,000 unsecured 4.25% promissory notes to Pecksland Partners, LLC (“Pecksland”), a principal stockholder and affiliate of the Company’s officers. On July 16, 2007, the Company issued a $210,000 unsecured 5% promissory note to Pecksland. All of these notes were repaid, together with accrued interest of approximately $12,000, in June 2008.

On July 16, 2007, the Company issued 4,492,188 shares of common stock (“Initial Shares”) to the initial stockholders of the Company (“Initial Stockholders”) for proceeds of $4,492. On December 17, 2007, the Company repurchased 273,438 of such Initial Shares for $273.44 pursuant to a redemption right related to the unexercised portion of the underwriters’ overallotment option (1,093,750 unexercised Units). Such redemption right is now expired. After this redemption, there are 4,218,750 Initial Shares outstanding at December 31, 2007. The Initial Stockholders have agreed that the shares they owned prior to the Offering will not be transferable until one year from the date of the closing of the initial Business Combination and will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

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

On November 13, 2007, Pecksland, purchased, in a Private Placement, 4,000,000 warrants at $1.00 per warrant (“the Insider Warrants”). The aggregate proceeds of the Private Placement are being held in the Trust Account described in Note A. The Insider Warrants are identical to the Warrants underlying the Units of the Proposed Offering except that if they are not subject to redemption, the Insider Warrants may be exercised on a “cashless basis”, and cannot be sold or transferred until 90 days subsequent to the Company’s completion of a Business Combination. If the Company does not complete a Business Combination, then the $4 million proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants issued under this transaction will expire worthless.

NOTE H—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $842,000 for the tax effect of temporary differences, formation, operating and acquisition diligence costs, aggregating approximately $2,037,000 at September 30, 2008.

The current and deferred components of taxes are comprised of the following for the three and nine months ended September 30, 2008 and for period from May 15, 2007 (date of inception) to September 30, 2008:

	Three months ended September 30, 2008	Nine months ended September 30, 2008	May 15, 2007 (date of inception) to September 30, 2008
Current tax provision
Federal	$182,000	$804,000	$994,000
State	44,000	192,000	240,000

Total current tax provision	$226,000	$996,000	$1,234,000

Deferred tax provision (benefit)
Federal	$(498,000)	$(641,000)	$(680,000)
State	(119,000)	(153,000)	(162,000)

Total deferred tax benefit	$(617,000)	$(794,000)	$(842,000)

Provision (benefit) for income taxes	$(391,000)	$202,000	$392,000

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

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to the Company, net of income taxes payable, to fund working capital requirements. The per share conversion price was approximately $7.87 at September 30, 2008.

NOTE J—NEW ACCOUNTING PRONOUNCEMENT

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. Because the Company does not expect to complete an acquisition prior to the effective date of SFAS 141R, the Company has determined to charge approximately $1,380,000 of acquisition diligence costs to operations in the three months ended September 30, 2008.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company cannot determine whether SFAS 160 will have any impact until it completes its first business combination. In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. FSP No. 157-3 was effective immediately upon its issuance and is effective for all prior periods for which financial statements have not been issued. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. The Company adopted FSP No. 157-3 as of and for the nine-months ended September 30, 2008. The adoption did not have a material impact on the consolidated interim financial statements.

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

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters, we have not engaged in any operations and other than investment income earned on the proceeds of our initial public offering and the private placement, we have not generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to September 30, 2008, our only activities have been organizational and general corporate activities and those necessary to prepare for our offering, and following our public offering, certain activities related to identifying and evaluating prospective acquisition candidates. Those activities have included multiple proposed business combination transactions, some of which we continue to pursue and others which we are no longer pursuing. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time and assuming that we are successful in negotiating the deferral of payment for a portion of certain acquisition diligence fees that are owed as discussed in Liquidity and Capital Resources below. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

For the three months ended September 30, 2008, we had a net loss of approximately $613,000, which consisted of a loss from operations of approximately $1,574,000, including approximately $1,380,000 of acquisition diligence costs written off, reduced by net interest income of approximately $570,000 and approximately $391,000 of income tax benefit. Net income was affected by the substantially lower interest rates currently available on U.S. Treasury Bills compared to rates available when we began investing late in 2007 and at the beginning of 2008. For the nine months ended September 30, 2008, we had a net income of approximately $318,000, which consisted of net interest income of approximately $2,556,000 reduced by approximately $1,380,000 of acquisition diligence costs, approximately $649,000 of formation and operating costs and approximately $202,000 of income taxes provided. For the period from May 15, 2007 (the date of our inception) to September 30, 2008, we had net income of approximately $619,000, which consisted of net interest income of approximately $3,174,000 reduced by approximately $1,380,000 of acquisition diligence costs, approximately $773,000 of formation and operating costs and approximately $392,000 of income taxes.

Liquidity and Capital Resources

        The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriting discount of $4,050,000), were $132,850,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses. Through September 30, 2008, approximately $885,000 of such interest was distributed to us for working capital and another approximately $1,432,000 was distributed to pay franchise taxes and taxes on the Trust interest income. Therefore, we are entitled to draw an additional approximately $1,240,000 from the Trust Account when it is available, for working capital. Approximately $855,000 is reflected as interest earned that is available to us on our condensed balance sheet at September 30, 2008. During the nine months ended September 30, 2008, we incurred approximately $1,380,000 in costs related to a potential acquisition, approximately $1,020,000 of which is payable to two professional services firms and remains unpaid at September 30, 2008. We are in discussion with such firms regarding the deferral of payment of a portion of the outstanding balance that would preserve our currently available cash and maintain our relationship with those firms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

With the exception of the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. Please see the information disclosed in the “Risk Factors” section of our Annual Report filed on Form 10-K, as filed with the SEC on March 31, 2008. Additionally, the risks described in our Annual Report on Form 10-K for the period ended December 31, 2007 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Credit market volatility could adversely impact our ability to consummate our initial business combination or to fund the business and growth and of a target business.

The credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. In many cases, the markets have limited credit capacity for certain issuers, and lenders have requested shorter terms. The market for new debt financing is extremely limited and in some cases not available at all. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain the requisite financing necessary to consummate a business combination or to fund the operations of a target business.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our future results of operations, financial condition or cash flows both prior to and following an initial business combination, could cause the market price of our common stock to decline and/or impact our ability to successfully consummate an initial business combination.

There are signs that the United States and other parts of the world are exhibiting deteriorating economic trends and may be entering into a recession. For example, the credit markets in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States federal government and state governments have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. In this regard, the SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws.

Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. These difficulties have resulted, in part, from declining markets for assets held by such institutions, particularly reduction in the value of their mortgage and asset-backed securities portfolios. These difficulties have been compounded by a general decline in the willingness by banks and other financial institutions to extend credit to originators and banks in the mortgage and asset-backed securities industry and the resulting difficulty for such originators and banks to obtain credit and liquidity.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in securities markets, around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may impair our ability to borrow amounts under any future financial arrangements and may cause a substantial decline in interest rates, which may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors may have a material adverse effect on future results of operations, financial condition or cash flows both prior to and following an initial business combination and could cause the price of our common stock to decline significantly.

Item 6.	Exhibits

Exhibit #	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of the Company.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN POND HEALTHCARE, INC.

Date: November 14, 2008	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: November 14, 2008	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary