Form 10-K
period 2008-12-31
Golden Pond Healthcare, Inc.
filed 2009-03-16
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33798

Golden Pond Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0183099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Post Road, 3rd Floor

Darien, CT 06820

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (203) 202-3850

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE Alternext US
Warrants (each Warrant is exercisable for one share of Common Stock)	NYSE Alternext US
Units (each Unit is comprised of one share Common Stock and one Warrant)	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2008, as reported by the NYSE Alternext (formerly American Stock Exchange), was approximately $124,174,803. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2009, the registrant had outstanding 21,093,750 shares of common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a more complete discussion of these and other factors that may affect our business.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Financial Statements and related Notes thereto included elsewhere in this Annual Report.

PART I

Item 1. Business

Overview

We are a blank check company organized under the laws of the State of Delaware on May 15, 2007, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses. On November 6, 2007, our Registration Statement relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission (“SEC”) and on November 13, 2007, we consummated our initial public offering and a private placement of 4,000,000 warrants to Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses. Our efforts in identifying a prospective target will not be limited to a particular industry, although we primarily focus our efforts on the healthcare industry. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement we consummated in connection therewith, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt issuance.

Since our initial public offering, our sole business activities have been evaluating suitable business combination candidates and activities relating to general corporate matters. We expect to continue to evaluate target businesses in the United States and internationally, with a preference for businesses operating in the healthcare industry, which we believe currently offers a favorable environment both for completing a business combination and operating the target business. This belief is based on, among other things, our management team’s familiarity with the healthcare industry and their backgrounds within the healthcare industry.

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

We have a strong and distinguished board of directors and senior advisor. In addition to Mr. Wiggins and Mr. Dahl, our board of directors includes Dr. Frank E. Young, Thomas MacMahon and Christopher J. Garcia, who are individuals with established records in the healthcare industry and the financial community. Dr. Young is a former Commissioner of the FDA. Mr. MacMahon was the CEO and Chairman of LabCorp, a diagnostic services company, from 1997 to 2006. Mr. Garcia is presently an operating partner and advisor with the Charterhouse Group, Inc, a middle market private equity firm where his primary focus is healthcare services investing. Our senior advisor, Dr. Anthony Wild, has been active in the global pharmaceuticals industry for the past 35 years. We expect to utilize their collective talent and experience in analyzing investment opportunities.

Industry Overview and Trends

The healthcare industry constitutes one of the largest segments of the United States economy. In the U.S. alone, total healthcare expenditures increased from $253.9 billion in 1980 to approximately $2.4 trillion in 2007. Spending on healthcare in the U.S. is projected to pass the $4.3 trillion mark in 2017.

The Center for Medicare and Medicaid Services (“CMS”) reports that healthcare spending rose 6.1% during 2007. Expressed as a percentage of GDP, CMS has reported that national healthcare spending increased from 9.1% in 1980 to 16.2% in 2007 and is projected to rise to approximately 18% of GDP by 2013. These projections imply per capita spending of over $10,000 by 2013, from approximately $7,400 in 2007.

Public sources of funding account for approximately 45% of national health expenditures, and private sources account for approximately 55% of expenditures. Medicare and Medicaid are the two primary sources of public funding for healthcare services. Medicare provides coverage for the elderly and disabled and Medicaid provides coverage for the poor and indigent. Together, these programs funded over $760 billion of healthcare benefits during 2007, with federal, state and local government spending growth of 7.1% over 2006 levels. Public spending on healthcare is growing faster than private spending, driven partly by the impacts of the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act (BBRA) of 1999; the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act (BIPA) of 1999; the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act (BIPA) of 2000; and the Medicare Prescription Drug Improvement and Modernization Act (MMA) of 2003. Medicare spending reached $431 billion in 2007, growing 7.2%; and Medicaid spending reached $329 billion, growing at 6.4% over 2004 levels.

Private sources of funding exceeded $1.2 trillion in 2007. The purchase of health insurance represented $775 billion of the total private sources of funding, while consumer out-of-pocket payments represented $268 billion.

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

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, one or more domestic or international operating businesses. We intend to utilize cash derived from the proceeds of our public offering and, if appropriate, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our public offering are intended to be generally applied toward effecting a business combination as described in this Annual Report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our stockholders have not had an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws.

Sources of target business

We will continue to identify and evaluate business combination candidates. Our approach has combined thesis-driven deal discovery with more traditional avenues of generating opportunities through third parties. Our thesis-driven approach has focused on outreach to businesses in healthcare sectors where we believe attractive investments may exist. Target business candidates also have been and we expect will continue to be brought to our attention by various unaffiliated sources, including corporations with non-core assets they may desire to monetize, securities broker/ dealers, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our existing stockholders, including all of our officers and directors and our senior advisor as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis and we may pay a finder’s fee or other compensation to be determined in arm’s length negotiations. In no event will any of our existing officers, directors, senior advisor or any entity with which any of them is affiliated be paid by us, Pecksland Partners, LLC, any of our respective affiliates or any prospective target business, any finder’s fee or other compensation, for services rendered to us prior to or in connection with the consummation of a business combination.

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We may structure a business combination to acquire less than 100% of the interests or assets of the target business. We may acquire less than a majority interest (meaning less than 50% of the voting power with respect to such target business) due to change of market conditions. In order to consummate any acquisition, we may issue a significant amount of debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of our debt or equity securities. We have not entered into any such fund raising arrangements and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which is required to be an investment banking firm that is a member of the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.) with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. Many investment banking firms take the position, however, that stockholders not be permitted to rely upon such opinions, and stockholders requesting such an opinion may be unable to rely on the opinion. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

In connection with the vote required for any business combination, all of our existing stockholders, including our principal stockholder and all of our officers and directors and our senior advisor, have agreed to vote the shares of common stock purchased by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. In the event that our existing stockholders purchase any additional units or shares of our common stock, we anticipate that they will vote any shares of common stock so acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Factors that would be considered by our existing stockholders in deciding to make such additional purchases would include consideration of the current trading price of our units and shares of common stock. We will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our public offering both exercise their conversion rights and vote against the business combination. Voting against the combination alone will not result in conversion of shares into the conversion price.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our existing stockholders, the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The conversion rights do not apply to shares outstanding prior to our public offering. The actual per-share conversion price will be equal to the amount in the trust account, including a pro rata share of the deferred underwriting discount and net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest income earned on the trust account balance which will be available to us, net of income taxes payable on this amount, to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination), divided by the number of shares sold in our public offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $7.88 or $0.12 less than the per unit offering price of $8.00. Because the initial per share conversion price is $7.88 per share (plus any interest net of taxes payable), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides:

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

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under the DGCL has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our certificate of incorporation to increase or decrease this threshold.

Competition for Target Businesses

In identifying, evaluating, and selecting a target business for a business combination, we encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these individuals and entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target acquisitions that we could acquire with the net proceeds of our initial public offering, our ability to compete in the acquisition of certain sizable target acquisitions will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a target business. Further, the following may not be viewed favorably by certain target businesses:

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

The Company makes available through its Internet website under the heading “Investor Relations”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also on the Company’s website. Stockholders may request free copies of these documents, including our Annual Report to Shareholders, from the Investor Relations Department by writing to Golden Pond Healthcare, Inc., 1120 Post Road, 3rd Floor, Darien , CT 06820, or by calling (203) 202-3850.

Our filed Annual and Quarterly Reports, Proxy and other information statements are also available to the public through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this annual report on Form 10-K and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, our stockholders do not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company incorporated in the State of Delaware in 2007 with no operating results to date. Since we do not have an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry. We have no present revenues and will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot make any assurances when or if an initial business combination will occur.

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

We believe that the funds available to us outside of the trust account, including up to $2,125,000 of interest earned from the trust account balance (net of income taxes payable on this amount) that may be released to us, may be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time. However, we cannot offer assurances that our estimates will be accurate. We could use a portion of the funds not being placed in the trust account to pay fees to consultants to assist us with our search for a target business. Additionally, we could use a portion of the funds not being placed in the trust account as a down payment or to fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Unlike many other blank check companies, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which our stockholders may not agree, and they may not receive the full amount of their original investment upon exercise of their conversion rights.

When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our original stockholders with respect to any shares they owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and

(ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Many other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which our public stockholders may believe is not suitable for us, and they may not receive the full amount of their original investment upon exercise of their conversion rights.

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

Based upon publicly available information, as of February 20, 2009, we have identified approximately 161 blank check companies that have gone public since August 2003, including 16 with a specific focus on healthcare related target businesses, and 43 others have filed registration statements. Of these 161 companies, only 63 have completed a business combination, while 20 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another 35 have been or will be liquidated. 35 blank check companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. The remaining 63 blank check companies have more than $12.4 billion in trust and are seeking to complete business acquisitions. Including Golden Pond Healthcare, five of the 16 blank check companies with a specific focus on healthcare related target companies have not yet announced a potential business combination, while one company has announced an acquisition and seven have consummated a business combination. Accordingly, there are approximately 63 blank check companies with approximately $12.4 billion in trust and are seeking, or will be seeking, to enter into definitive agreements or letters of intent with respect to potential business combinations. Furthermore, the fact that only 63 of such companies have completed business combinations and only 20 other of such companies have entered into definitive agreements for business combinations, and 35 have been or will be liquidated, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination before November 6, 2009, our purpose will be limited to dissolving, liquidating and winding up.

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

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under the DGCL for claims of creditors) plus any remaining net assets if we do not effect a business combination by November 6, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limit referenced above.

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

Under the DGCL, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

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

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under the DGCL has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our amended and restated certificate of incorporation to increase or decrease this threshold.

Provisions in our charter documents and the DGCL may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

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

We are also subject to anti-takeover provisions under the DGCL, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2008, there were 33,031,250 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants). Although we have no commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Although we have no commitments as of the date of this Annual Report to issue any debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. If we issue debt securities, it could result in:

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

Our ability to effect a business combination will be dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. We believe that management and, if applicable, stockholders of a target company who would be significant stockholders of our company following a business combination, may perceive that our management will add value to a target company in the healthcare industry because of our management’s experience in healthcare industry operations, acquisitions and financings. Accordingly, they may favor the continued involvement of our management team following such a business combination. Management expects that its continued involvement, if any, would be in the role of executive officers, directors and/or advisors. While our management would consider the likelihood of their potential roles with a target business, that likelihood would not be a major factor in evaluating potential acquisition opportunities. Rather, our management would give weight predominantly to the financial and operational attractiveness of a target business and the potential to create the greatest value for our stockholders. Although we expect most of our management to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot make any assurances that our assessment of these individuals will prove to be correct. In making the determination as to whether current management should remain with our company following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot make any assurances that our assessment of the target business’ management will prove to be correct.

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

Although we will not be specifically focusing on, or targeting any, transaction with any entities with which they are affiliated, we would consider such a transaction if any such opportunity were presented to us, without first seeking to consummate a business combination with a non-affiliated entity, although we are unaware of any such actual or potential transaction as of the date of this Annual Report. If we become aware of and pursue an opportunity to seek a business combination with a target business with which one or more of our existing officers, directors, principal stockholder or senior advisor may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Accordingly, such officers, directors and senior advisor may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which may have an adverse effect on our ability to consummate a business combination. Management intends to comply with the requirements of the DGCL with respect to any such transaction. In order to minimize these potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our principal stockholder, officers, directors or senior advisor unless we obtain an opinion from an independent investment banking firm, which is required to be a member of the Financial Industry Regulatory Authority, that the business combination is fair to our stockholders from a financial point of view.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with our existing stockholders, conflicts of interest could arise.

Our existing stockholders, including our officers, directors, principal stockholder and our senior advisor, may in the future have affiliations with companies in the healthcare industry. If we were to seek a business combination with a target business with which one of our existing stockholders may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. In order to minimize these potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our principal stockholder, officers, directors or senior advisor unless we obtain an opinion from an independent investment banking firm, which is required to be a member of the Financial Industry Regulatory Authority, that the business combination is fair to our stockholders from a financial point of view. Many investment banking firms do not permit stockholders to rely upon such so-called “fairness opinions.” Accordingly, we expect that most or even all of the investment banking firms we may engage for such an opinion would take a position that stockholders may not rely upon their opinions. In considering firms to engage for the purpose of producing a fairness opinion, management may consider a firm’s willingness to permit stockholders to rely upon its fairness opinion and, if presented with multiple firms of comparable attractiveness, may give weight to a firm that is willing to permit stockholder reliance upon such an opinion. However, it is possible that management will not insist that any such investment banking firm be willing to permit stockholders to rely upon its fairness opinion. Conflicts that may arise may not be resolved in our favor.

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

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s, or DTC, DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC, and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. We have been advised, but we cannot make any assurances, that it takes a short time to deliver shares through the DWAC System. Accordingly, if it takes a long period of time for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

As of March 12, 2009, our officers and directors and our senior advisor collectively owned, directly or indirectly, 4,218,750 shares of common stock, or approximately 20% of our issued and outstanding shares of common stock and warrants to purchase an additional 4,000,000 shares of common stock. As a result, at any annual or special meeting of stockholders that addresses any matter other than a business combination, our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our business combination.

Our existing stockholders have no present intentions or agreements to acquire additional units or shares of our common stock, whether in our public offering, in a subsequent private placement or in the open market. If our existing stockholders were to effect such purchases, their increased number of our units or shares would increase their influence over the outcome of matters requiring approval by our stockholders. In the event that our existing stockholders purchase any additional units or shares of our common stock, we anticipate that they will vote any shares of common stock so acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Accordingly, the purchase of any additional units or shares of our common stock could allow our existing shareholders to have an influence on a stockholder vote to approve a business combination. Factors that would be considered by our existing stockholders in deciding to make such additional purchases would include consideration of the current trading price of our units and shares of common stock.

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

NYSE Alternext may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NYSE Alternext, a national securities exchange. We cannot make any assurances that our securities will continue to be listed on NYSE Alternext. Additionally, in connection with our business combination, it is likely that NYSE Alternext may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot make any assurances that we will be able to meet those initial listing requirements at the time of our business combination. If NYSE Alternext delists our securities from trading on its exchange, we could face significant consequences including:

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

On February 10, 2009, we received notice from the staff of the NYSE Alternext indicating that we no longer comply with certain of NYSE Alternext’s continued listing standards due to our failure to hold an annual meeting of our stockholders in 2008 to elect directors and to take action on any other appropriate corporate matters, as required by Section 704 of NYSE Alternext’s Company Guide (the “Company Guide”).

In order to maintain our listing on NYSE Alternext, we are required to submit a plan of compliance (the “Plan”) to NYSE Alternext by March 10, 2009, advising NYSE Alternext of the actions we have taken, or will take, that would bring us into compliance with Section 704 of the Company Guide by August 11, 2009. If we do not submit a Plan or if the Plan is not accepted by NYSE Alternext, we may be subject to delisting proceedings. If NYSE Alternext accepts the Plan, then we will be able to continue our listing during the Plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the Plan. If we fail to submit a Plan acceptable to NYSE Alternext, or even if accepted, if we are not in compliance with the continued listing standards at the conclusion of the Plan period or we do not make progress consistent with the Plan during such period, then NYSE Alternext would be expected to initiate delisting proceedings. We submitted the Plan on March 10, 2009.

We were further advised that within five days of the date of the notice from NYSE Alternext, we are included in a list of issuers that are not in compliance with NYSE Alternext’s continued listing standards, which is posted at www.nyse.com/regulation and includes the specific listing standards with which a company does not comply.

Our common stock, warrants and units continue to trade on NYSE Alternext. NYSE Alternext has advised us that NYSE Alternext is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems Low Speed and High Speed Tapes to identify companies that are in noncompliance with NYSE Alternext’s continued listing standards. Accordingly, we will become subject to the trading symbol extension “.BC” to denote such noncompliance.

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

Credit markets volatility could adversely impact our ability to consummate our initial business combination or to fund the business and growth of a target business.

The credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. In many cases, the market participants have limited credit capacity for certain issuers, and lenders have requested shorter terms. The market for new debt financing is extremely limited and in some cases not available at all. If current levels of market disruption and volatility continue or worsen, we may not be able to obtain the requisite financing necessary to consummate a business combination or to fund the operations of a target business.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our future results of operations, financial condition or cash flows both prior to and following an initial business combination, which could cause the market price of our common stock to decline and/or impact our ability to successfully consummate an initial business combination.

The United States and other parts of the world are exhibiting deteriorating economic trends and have entered into a recession. For example, the credit markets in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States federal government and state governments have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. In this regard, the SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may affect changes in law or interpretations of existing laws.

Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. These difficulties have resulted, in part, from declining values for assets held by such institutions, particularly mortgage and asset-backed securities portfolios. These difficulties have been compounded by a general decline in the willingness by banks and other financial institutions to extend credit to originators and banks in the mortgage and asset-backed securities industry and the resulting difficulty for such originators and banks to obtain credit and liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain executive offices at 1120 Post Road, 3rd Floor, Darien, CT 06820 at an aggregate expense of $190,000 for the two-year period ending November 6, 2009.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on NYSE Alternext under the symbols GPH.U, GPH and GPH.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the period indicated.

Units

	2008		2007 (1)
Calendar Year	High	Low	High	Low
1st Quarter	$7.95	$7.70	—	—
2nd Quarter	$8.15	$7.58	—	—
3rd Quarter	$7.90	$7.59	—	—
4th Quarter	$7.39	$6.80	$8.13	$7.81

Common Stock

	2008		2007 (1)(2)
Calendar Year	High	Low	High	Low
1st Quarter	$7.45	$7.10	—	—
2nd Quarter	$7.45	$7.15	—	—
3rd Quarter	$7.52	$6.75	—	—
4th Quarter	$7.33	$6.75	$7.20	$7.15

Warrants

	2008		2007 (1)(2)
Calendar Year	High	Low	High	Low
1st Quarter	$0.7995	$0.53	—	—
2nd Quarter	$0.75	$0.40	—	—
3rd Quarter	$0.56	$0.20	—	—
4th Quarter	$0.21	$0.03	$0.72	$0.70

(1)	From IPO date of November 13, 2007 through December 31, 2007.
(2)	From date of separate trading, December 13, 2007 through December 31, 2007.

Holders

As of March 12, 2009, there was approximately one holder of our units, six holders of our common stock and two holders of our warrants. Such numbers include Cede & Co., nominee of the Depository Trust Company. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

Performance Graph

The following graph sets forth the performance of our common stock in calendar year 2008.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data

SELECTED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected financial data as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and for the periods from May 15, 2007 (date of inception) to December 31, 2007 and 2008. This selected financial data has been derived from our audited financial statements. Our financial statements and the related reports of our auditors, Rothstein, Kass & Company, P.C., are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year ended December 31, 2008	Period from May 15, 2007 to December 31, 2007	Period from May 15, 2007 to December 31, 2008
Statements of Operations Data:
Net Sales	$—	$—	$—
Loss from operations	(2,119,000)	(124,000)	(2,243,000)
Interest income	3,384,000	618,000	4,002,000
Net income	756,000	301,000	1,057,000
Net income per common share, basic	$0.04	$0.04	$0.07
Net income per common share, diluted	$0.03	$0.04	$0.06

	December 31,
	2008	2007
Balance Sheet Data:
Cash and interest receivable	$665,000	$1,015,000
Investment in Trust Account	132,896,000	132,725,000
Total assets	134,486,000	133,856,000
Deferred Underwriters’ Fee	4,050,000	4,050,000
Common stock subject to redemption	39,869,000	39,817,000
Shareholders equity	90,028,000	89,324,000

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

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters, we have not engaged in any operations and other than investment income earned on the proceeds of our initial public offering and the private placement. We have not generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to December 31, 2007, our only activities had been organizational and general corporate activities and those necessary to prepare for our offering. Following our public offering, we have conducted certain activities related to identifying and evaluating prospective acquisition candidates. Those activities have included consideration of multiple possible business combination transactions, some of which we continue to pursue and others which we are no longer pursuing. We will not generate any operating income until the completion of a business combination (as defined in our offering prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time and assuming that we are successful in negotiating the deferral of payment for a portion of certain acquisition due diligence fees that are owed as discussed in Liquidity and Capital Resources below. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

The dramatic change in the business climate since our initial public offering has significantly impacted our ability to close a target acquisition. We have encountered significant resistance from target companies in entering into a transaction with us given public market valuation levels that have existed since the second half of 2008. Additionally, difficulty in securing credit to fund a portion of any transaction has reduced the opportunities available to us.

For the year ended December 31, 2008, we had net income of approximately $756,000 comprised of $3,384,000 of interest income primarily related to the investments of U.S. Treasury securities held in our trust account offset by $738,000 of formation and operating costs, $1,381,000 of acquisition diligence costs, $7,000 of interest expense and provision for income taxes of $502,000. Net income was affected by the substantially lower interest rates currently available on U.S. Treasury Bills compared to rates available when we began investing late in 2007 and at the beginning of 2008. Net income available for common stockholders is approximately $586,000, reflecting approximately $170,000 of interest income earned that is attributable to common stock subject to possible redemption, net of taxes.

For the period from May 15, 2007 (inception) to December 31, 2007, we had net income of approximately $301,000 comprised of $620,000 of interest income primarily related to the investments of U.S. Treasury securities held in our trust account offset by $124,000 of formation and operating costs, $5,000 of interest expense and provision for income taxes of $190,000.

For the period from May 15, 2007 (inception) to December 31, 2008, we had net income of approximately $1,057,000 comprised of $4,004,000 of interest income primarily related to the investments of U.S. Treasury and similar securities held in our trust account offset by $862,000 of formation and operating costs, $1,381,000 of acquisition diligence costs, $12,000 of interest expense and provision for income taxes of $692,000.

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

As of December 31, 2008, we have withdrawn approximately $3,182,000 from the trust account in order to fund approximately $1,585,000 of tax payments and approximately $1,597,000 of our working capital. As such, we have approximately $528,000 of working capital funding remaining available to us at December 31, 2008, from the interest income earned on the trust account. At December 31, 2008, two professional service providers have agreed to defer payment of an aggregate of $395,000 due to them for acquisition due diligence services owed to them in connection with a formerly proposed but uncompleted transaction.

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. Additionally, in 2008, Pecksland Partners, LLC loaned us an additional $245,000 to assist us in funding working capital requirements. This loan was repaid in full in June 2008, together with approximately $12,000 of interest at the rate of 5% per year.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chairman and President and our Chief Financial Officer and Secretary have evaluated our disclosure controls as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chairman and President and our Chief Financial Officer and Secretary, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with the generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material affect on our financial statements would be detected or prevented on a timely basis.

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of out internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management believes that the company’s internal control over financial reporting was effective as of December 31, 2008. Rothstein Kass & Company, P.C., our independent registered public accounting firm, has issued a report on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen F. Wiggins	52	President and Chairman of the Board
W. Robert Dahl, Jr.	52	Vice President of Strategic Business Development and Vice Chairman of the Board
Michael C. Litt	49	Chief Financial Officer and Secretary
Frank E. Young, M.D., Ph.D.	77	Director
Thomas MacMahon	62	Director
Christopher J. Garcia	47	Director

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

W. Robert Dahl, Jr. has served as our Vice President of Strategic Business Development and Vice Chairman of the Board since our inception. From April 1999 until June 2006, Mr. Dahl served as the head of Global Healthcare for the Carlyle Group, a leading private equity firm with over $50 billion of equity under management, where he was responsible for the firm’s investments in the healthcare field. During his tenure at Carlyle, Mr. Dahl served on the investment committee of the U.S. buyout funds, including the $7.9 billion Carlyle Partners IV and the $3.9 billion Carlyle Partners III funds. Mr. Dahl also served on the investment committee of the $430 million Carlyle Mezzanine Partners Fund. Prior to Carlyle, Mr. Dahl served as co-head of healthcare investment banking in North America at Credit Suisse First Boston. Earlier in his career Mr. Dahl was a CPA for Price Waterhouse. Mr. Dahl received an M.B.A. from the Harvard Business School, where he was elected a Baker Scholar and received a Loeb Rhodes fellowship. He received a B.A. from Middlebury College. Mr. Dahl is a director of Slate Pharmaceuticals, Inc., Amkai LLC, Ika Systems Corporation and PharMerica Corporation.

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

Frank E. Young has been a Director since our inception. Dr. Young is the former Commissioner of the United States Food and Drug Administration, serving of the FDA from August 1984 to December 1989. Dr. Young led the U.S. government’s efforts to develop the National Guidelines for recombinant DNA products and ushered in the regulatory framework for biotechnology products at the FDA. Dr. Young also previously served, from 1989 through 1993, as Deputy Assistant Secretary for Health, Science and Environment with oversight of the National Institute of Health and the Center for Disease Control. Subsequently, from 1993 through 1996, he directed the Office of Emergency Preparedness and National Disaster Medical System and concomitantly directed the Emergency Preparedness Plan for Health and Medical at the Federal Emergency Management Agency. Dr. Young was previously the Chairman and Professor of Department of Microbiology (1970-1979); Professor of Radiation Biology and Biophysics, Professor of Pathology (1970-1984); Dean of the School of Medicine and Dentistry at the University of Rochester (1979-1984); the Vice President for Health Affairs at the University of Rochester (1982-1984); and Chairman of the Executive Hospital Committee of Strong Memorial Hospital, Rochester, NY (1979-1984). Currently, Dr. Young is a part time partner of Essex Woodlands Health Ventures, which currently has over $2 billion under management. Additionally, he is the chairman of Cosmos Alliance, an investment club, and a director of Agennix, Inc., La Jolla Pharmaceuticals Company, Light Sciences Oncology and Elusys Therapeutics, Inc.

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

Senior Advisor

Dr. Anthony Wild serves as our Senior Advisor. We may consult, from time to time, with Dr. Wild, an individual who has experience in the healthcare industry, who is a stockholder of our company and who will provide industry knowledge and general management advise to us. He may also play a role in identifying and analyzing potential acquisition candidates for us. Dr. Wild has been active in the global pharmaceutical industry since 1971. Most recently, Dr. Wild founded and is a general partner of a privately-owned start-up company, BOWS Pharmaceuticals AG of Zug, Switzerland. From 2006 through 2007, he served as the non-executive chairman of the board of MedPointe Pharmaceuticals, a company he founded in 2000. Serving as its Chairman and CEO from 2000 through 2006, he led the building of a significant specialty pharmaceutical business that in 2005 had approximately $250 million in sales. Prior to this, he was Executive Vice President of the Warner-Lambert Company and, from 1995 to 2000, President of its global pharmaceutical operations. Before joining Warner-Lambert, Dr. Wild held a series of marketing and management positions in six different countries for Schering-Plough, starting in Switzerland in 1973 and culminating as President of Schering-Plough KK in Japan. He also serves on the boards of directors of: Ranbaxy Laboratories of Gurgaon, India, a publicly held pharmaceutical company; Fovea S.A., a privately-owned Paris, France-based ophthalmology pharmaceutical company; Innocoll Holdings Inc. and Slate Pharmaceuticals Inc., both privately held U.S. Specialty pharmaceutical companies and is also Chairman of the Board of Advisors to Ferrer, Freeman and Company, a healthcare private equity firm based in Greenwich, Connecticut. He is a past Governor of the U.S. Chamber of Commerce in Japan and a past Chairman of the International Section of the Pharmaceutical Research & Manufacturers’ Association of the U.S.A. Dr. Wild holds a B.A. in Chemistry from the University of York and a Ph.D. in Physical Chemistry from the University of Cambridge, both in the U.K.

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

Family Relationships

None.

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

In accordance with applicable federal securities laws and the rules of NYSE Alternext, we have adopted an audit committee charter that incorporates these duties and responsibilities.

Financial Experts on Audit Committee

Our audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE Alternext listing standards. NYSE Alternext listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to NYSE Alternext that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Garcia satisfies NYSE Alternext’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, or “Section 16(a),” requires that directors, executive officers, and persons who own more than ten percent of any registered class of a company’s equity securities, or “reporting persons,” file with the SEC initial reports of beneficial ownership and report changes in beneficial ownership of common stock and other equity securities. Such reports are filed on Form 3, Form 4 and Form 5 under the Exchange Act, as appropriate. Reporting persons holding our stock are required by the Exchange Act to furnish to us copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of copies of these reports, and written representations from such reporting persons, we believe that all filings required to be made by reporting persons holding our stock were timely filed for the year ended December 31, 2008, in accordance with Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of NYSE Alternext. A copy of the Code of Ethics is available on our website at www.goldenpondhealcare.com. In addition, a copy of the code of ethics will be provided without charge upon request to us by writing to 1120 Post Road, 3rd Floor, Darien, CT 06820. Any waiver from the Code of Ethics will be timely disclosed on our website as will any amendments to the Code of Ethics.

Nomination of Directors

We have not undertaken any material changes with respect to the procedures for election of directors since its last disclosure of these procedures.

Item 11. Executive Compensation

Compensation Discussion and Analysis

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

Compensation Committee Report

We have reviewed and discussed with management our Compensation Discussion and Analysis as of and for the year ended December 31, 2008.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Thomas MacMahon

Frank E. Young

Christopher J. Garcia

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As disclosed in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securitites — Securities Authorized for Issuance under Equity Compensation Plans” above, we have not adopted an equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2009 or the dates indicated in the various filings made by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Stephen F. Wiggins(2)	3,964,844	18.8%
W. Robert Dahl, Jr.(2)	3,964,844	18.8%
Michael C. Litt(2)	3,964,844	18.8%
Frank E. Young	78,125	*
Thomas MacMahon	78,125	*
Christopher J. Garcia	78,125	*
Pecksland Partners, LLC(3)	3,964,844	18.8%
All individuals and executives officers as a group (7 individuals)	4,199,219	19.9%
Citigroup (4)	2,000,000	9.5%
HBK Investments (5)	1,963,031	9.3%
QVT Financial (6)	1,622,655	7.69%
Aldebaran Investments, LLC (7)	1,317,379	6.25%
Integrated Core Strategies (US) LLC (8)	1,309,400	6.2%
Fir Tree SPAC Holdings 1, LLC and Fir Tree SPAC Holdings 2, LLC (9)	1.068,350	5.1%

*	Less than 1.0%.
(1)	The business address of each person or entity listed is c/o Golden Pond Healthcare, Inc., 1120 Post Road, 3rd Floor, Darien, CT 06820.
(2)	These shares represent one hundred percent of our shares of common stock held by Pecksland Partners, LLC. Mr. Dahl and Mr. Wiggins each own membership interests representing approximately 38.77% of the outstanding equity interests of Pecksland, and Mr. Litt owns membership interests representing approximately 22.46% of the outstanding equity interests of Pecksland, including indirectly through a family trust. Each of Mr. Wiggins, Mr. Dahl and Mr. Litt is deemed to be the beneficial ownership of all of the shares of our outstanding common stock held by Pecksland Partners, LLC by virtue of having approval rights with respect to a sale of all or substantially all of the assets of Pecksland Partners, LLC.
(3)	Pecksland Partners, LLC is the record owner of the shares of our common stock listed opposite its name in the above table. As described above in note 2, Mr. Wiggins, Mr. Dahl and Mr. Litt each beneficially own the shares of our common stock held by Pecksland Partners, LLC for the reason set forth in such note.
(4)	Information is based on a Schedule 13G filed by Citigroup Global Markets Inc. (“CGM”), Citigroup Financial Products Inc. (“CFP”), Citigroup Global Markets Holdings Inc. (“CGMH”) and Citigroup Inc. (“Citigroup”) on February 10, 2009. It reported that 2,000,000 shares of the Company’s common stock were beneficially owned by CGM, which was wholly-owned by CFP, which was wholly owned by CGMH, which was wholly owned by Citigroup. Therefore Citigroup may be deemed to be the beneficial owner of an aggregate amount of 2,000,000 of the Company’s common stock.
(5)	Information is based on a Schedule 13G filed by HBK Investments L.P. (“HBK Investments”), HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund, L.P. and HBK Special Opportunity Fund I L.P. (collectively, “HBK”) on January 28, 2009. It reported that 1,642,729 shares of the Company’s common stock were beneficially owned by HBK Master Fund LP and 320,302 shares of the Company’s common stock were beneficially owned by HBK Special Opportunity fund I L.P., each of which was managed or advised by HBK Investments or other entities under the common control of HBK Investments, which had the power to direct the vote and disposition of the common stock held by each of these two entities. Therefore HBK Investments may be deemed to be the beneficial owner of an aggregate amount of 1,963,031shares of the Company’s common stock.
(6)	Information is based on a Schedule 13G filed by QVT Financial LP (“QVT Financial”), QVT Fund LP, QVT Financial GP LLC and QVT Associates GP LLC (collectively, “QVT”) on January 28, 2009. It reported that 1,341,855 shares of the Company’s common stock were beneficially owned by QVT Fund LP and 147,397 shares of the Company’s common stock were beneficially owned by Quintessence Fund, L.P. and 133,403 shares of the Company’s common stock were beneficially owned by a separate account for a third party, each of which was managed or advised by QVT Financial, which had the power to direct the vote and disposition of the common stock held by each of these three entities. Therefore QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,622,655 shares of the Company’s common stock.
(7)	Information is based on a Schedule 13G filed by Aldebaran Investments LLC (“Aldebaran”) on February 17, 2009. It reported that 5.93% of the Company’s common stock were beneficially owned by a separate account for a third party, which was managed or advised by Aldebaran, which had the power to direct the vote and disposition of the common stock held by such separate account. Therefore Aldebaran may be deemed to be the beneficial owner of an aggregate amount of 1,317,379 shares of the Company’s common stock.
(8)	Information is based on a Schedule 13G filed by Integrated Core Strategies (US) LLC (“ICS”), Millennium Management LLC (“Millennium”) and Israel A. Englander on January 28, 2009. It reported that 1,309,400 of the Company’s common stock were beneficially owned by ICS. ICS’s general partner was Millennium and Millennium’s managing member was Mr. Englander. Therefore Mr. Englander may be deemed to be the beneficial owner of an aggregate amount of 1,309,400 shares of the Company’s common stock.
(9)	Information is based on a Schedule 13G filed by Fir Tree SPAC Holdings 1, LLC (“FTH 1”), Fir Tree SPAC Holdings 2, LLC (“FTH 2”) and Fir Tree Inc. (“Fir Tree”) on February 9, 2009. It reported that 1,068,350 of the Company’s common stock were beneficially owned by FTH 1 and 731,650 of the Company’s common stock were beneficially owned by FTH 2, each of which was managed or advised by Fir Tree, which had the power to direct the vote and disposition of the common stock held by each of these two entities. Therefore Fir Tree may be deemed to be the beneficial owner of an aggregate amount of 1,800,000 shares of the Company’s common stock.

Item 13. Certain Relationships, Related Transactions and Director Independence

Prior to the consummation of our initial public offering, our only source of liquidity was an advance made to us on July 16, 2007, by Pecksland Partners, LLC, one of our stockholders and an affiliate of our officers, in the amount of $210,000, which was used to pay a portion of the expenses of our initial public offering. This loan was repaid on July 16, 2008, together with interest on such amount, calculated at a rate equal to 5.0% per annum.

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

Director Independence

Our board of directors has determined that Mr. Garcia, Dr. Young and Mr. MacMahon are “independent directors” as defined in Rule  10A-3 of the Securities Exchange Act of 1934, as amended, and that each of them meets the applicable NYSE Alternext listing standards.

Item 14. Principal Accountant Fees and Services

Audit Fees

Rothstein, Kass & Company, P.C. billed us $37,500 and $65,000 in fees for audit services for the period May 15, 2007 (date of inception) to December 31, 2007 and January 1, 2008 to December 31, 2008, respectively.

Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim consolidated financial statements reflecting quarterly results included in our Form 10-K. It also includes services that are normally provided by Rothstein, Kass in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

We were billed $22,000 by Rothstein, Kass & Company, P.C. for assurance and related services that are not reported under Audit Fees above, for the period May 15, 2007 (date of inception) to December 31, 2007 and we were not billed any fees by Rothstein, Kass & Company, P.C. for assurance and related services that are not reported under Audit Fees above, for the period January 1, 2008 to December 31, 2008.

Tax and All Other Fees

We were not billed any fees by Rothstein, Kass & Company, P.C. for assurance and related services that are not reported under Audit Fees above, for the period May 15, 2007 (date of inception) to December 31, 2007 and we were billed $18,000 by Rothstein, Kass & Company, P.C. for tax compliance, tax advice, tax planning or other work for the period January 1, 2008 to December 31, 2008.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Item 1. Exhibits and Financial Statement Schedules

(a)	The Following documents are filed as a part of this Annual Report:

(1)	Condensed Financial Statements:

Report of Independent Registered Public Accounting Firm

Condensed Balance Sheets as of December 31, 2008 and December 31, 2007;

Condensed Statement of Operations for the fiscal year ended December 31, 2008 and for the period from May 15, 2007 (date of inception) to December 31, 2008;

Condensed Statement of Stockholders’ Equity for the fiscal year ended December 31, 2008 and for the period from May 15, 2007 (date of inception) to December 31, 2008;

Condensed Statement of Cash Flows for the fiscal year ended December 31, 2008 and for the period from May 15, 2007 (date of inception) to December 31, 2008;

Notes to Condensed Financial Statements

(2)	Condensed Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits:

See attached Exhibit Index of this Annual Report on Form 10–K.

(b)	Exhibits:

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report.

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

Signature	Title	Date

/s/ Stephen F. Wiggins	Chairman of the Board and President	March 16, 2009
Stephen F. Wiggins	(Principal Executive Officer)

/s/ Michael C. Litt	Chief Financial Officer and Secretary	March 16, 2009
Michael C. Litt	(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Robert Dahl, Jr.	Vice President of Strategic Business Development and	March 16, 2009
W. Robert Dahl, Jr.	Vice Chairman of the Board

/s/ Christopher J. Garcia	Director	March 16, 2009
Christopher J. Garcia

/s/ Thomas MacMahon	Director	March 16, 2009
Thomas MacMahon

/s/ Frank E. Young	Director	March 16, 2009
Frank E. Young

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden Pond Healthcare, Inc.

We have audited the accompanying balance sheets of Golden Pond Healthcare, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the periods from May 15, 2007 (date of inception) to December 31, 2007 and from May 15, 2007 (date of inception) through December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from May 15, 2007 (date of inception) to December 31, 2007 and from May 15, 2007 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s First Amended and Restated Certificate of Incorporation provides for the mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to November 6, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 12, 2009

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets

Cash and cash equivalents	$18,000	$397,000
Interest receivable from Trust Account	647,000	618,000
Prepaid expenses	50,000	68,000

Total current assets	715,000	1,083,000

Deferred tax asset	875,000	48,000

Investment in Trust Account, excluding interest earned to date and available for working capital	132,896,000	132,725,000

	$134,486,000	$133,856,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$420,000	$212,000
Income taxes payable	119,000	238,000
Notes payable, stockholder, including accrued interest	—	215,000

Total current liabilities	539,000	665,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies

Common stock subject to redemption, 5,062,499 shares at redemption value, approximately $7.88 and $7.87 per share, respectfully	39,869,000	39,817,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 75,000,000 shares authorized; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	88,950,000	89,002,000
Earnings accumulated during the development stage	1,057,000	301,000

Total stockholders’ equity	90,028,000	89,324,000

	$134,486,000	$133,856,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	December 31,	May 15, 2007 (date of inception) to December 31,
	2008	2007	2008
Revenue	$—	$—	$—

Formation and operating costs	738,000	124,000	862,000
Acquisition diligence costs	1,381,000	—	1,381,000

Loss from operations	(2,119,000)	(124,000)	(2,243,000)

Other income (expense)
Interest income, Trust Account	3,384,000	618,000	4,002,000
Interest income, other	—	2,000	2,000
Interest expense	(7,000)	(5,000)	(12,000)

Income before income tax provision	1,258,000	491,000	1,749,000
Income tax provision	502,000	190,000	692,000

Net income	756,000	301,000	1,057,000
Interest income earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	(171,000)	—	(171,000)

Net income applicable to common stockholders	$585,000	$301,000	$886,000

Weighted average number of shares subject to possible redemption:	5,062,000	1,057,000	3,517,000

Net income per common share subject to possible redemption, basic and diluted	$0.03	$—	$0.05

Weighted average number of common shares outstanding, excluding shares subject to possible redemption:
Basic	16,031,000	6,941,000	12,523,000

Diluted	20,902,000	7,224,000	15,306,000

Net income per common share outstanding, excluding shares subject to possible redemption:
Basic	$0.04	$0.04	$0.07

Diluted	$0.03	$0.04	$0.06

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to December 31, 2008

	Common Stock		Additional Paid-in Capital	Earnings Accumulated During The Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 16, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption	16,875,000	17,000	134,983,000	—	135,000,000
Underwriters’ discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Common stock sold in the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Accretion of common stock subject to redemption, attributable to interest income earned in Trust Account	—	—	(52,000)	—	(52,000)
Net income	—	—	—	756,000	756,000

Balances, at December 31, 2008	21,093,750	$21,000	$88,950,000	$1,057,000	$90,028,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	May 15, 2007 (date of inception) to December 31,
		2007	2008
Cash flows from operating activities
Net income	$756,000	$301,000	$1,057,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(827,000)	(48,000)	(875,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest income receivable from Trust Account	(29,000)	(618,000)	(647,000)
Prepaid expenses	18,000	(68,000)	(50,000)
Accounts payable and accrued expenses and other	392,000	28,000	420,000
Income taxes payable/(prepaid)	(119,000)	238,000	119,000

Net cash provided by (used in) operating activities	191,000	(167,000)	24,000

Cash flows used in investing activities -
Change in Investment in Trust Account	(171,000)	(132,725,000)	(132,896,000)

Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	4,000	4,000
Proceeds from notes payable, stockholder	245,000	210,000	455,000
Repayment of notes payable, stockholder	(455,000)	—	(455,000)
Proceeds from the initial public offering	—	135,000,000	135,000,000
Proceeds from the issuance of warrants in private placement	—	4,000,000	4,000,000
Payments of underwriters’ discount and offering costs	(189,000)	(5,925,000)	(6,114,000)

Net cash provided by (used in) financing activities	(399,000)	133,289,000	132,890,000

Net increase (decrease) in cash	(379,000)	397,000	18,000
Cash and cash equivalents, beginning of period	397,000	—	—

Cash and cash equivalents, end of period	$18,000	$397,000	$18,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,000	$—	$12,000

Cash paid for income taxes	$1,447,000	$—	$1,447,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$—	$189,000	$—

Deferred underwriters’ fee	$—	$4,050,000	$4,050,000

Accretion of common stock subject to possible redemption	$52,000	$—	$52,000

See accompanying notes to financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

Notes to Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

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

At December 31, 2008, the Company had not commenced any operations or generated operating revenues. All activity from inception through December 31, 2008 relates to the Company’s formation, capital raising, the initial public offering described below and evaluation of potential acquisition candidates. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

Certain reclassifications have been made to the December 31, 2007 amounts to conform to the current presentation. All amounts in the accompanying financial statements, except shares and per share amounts, are rounded to the nearest thousand dollars.

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

Going Concern Consideration: In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. The Company is still actively pursuing a Business Combination with potential targets. However, there is no guarantee that such efforts will result in the consummation of a Business Combination by November 6, 2009. In the event that the Company does not consummate a Business Combination by November 6, 2009, its corporate existence will cease except for purposes of winding up its affairs and it will liquidate.

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

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares are issued at December 31, 2008.

Income per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At December 31, 2008, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the year ended December 31, 2008 and for the period from May 15, 2007 (date of inception) to December 31, 2007 and 2008, dilutive securities include 4,871,000, 283,000 and 2,783,000, respectively, warrants that represent incremental common shares, based on their assumed conversion to common stock, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($171,000, nil and $171,000 for the year ended December 31, 2008 and for the period from May 15, 2007 (date of inception) to December 31, 2007 and 2008, respectively) by the weighted average number of common shares subject to possible conversion.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage ($100,000 through October 7, 2008; $250,000 thereafter and currently). The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial instruments:

The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value due to their short maturities.

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

Income taxes:

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, May 15, 2007. The Company did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.

NOTE C—INVESTMENT IN TRUST ACCOUNT; MARKETABLE SECURITIES

Since the closing of the Offering, an amount equal to approximately 98.3% of the gross proceeds has been held in a trust account (“Trust Account”). The Trust Account may be invested in U.S. “government securities,” defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds in the Trust Account includes $4,050,000 of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.

Investment securities in the Company’s Trust Account consist of (a) United States Federal Home Loan Board obligations and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately $235,000 at December 31, 2008) is recorded at cost and adjusted for income distributions which occur monthly.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at December 31, 2008 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$133,309,000	$513,000	$133,822,000

At December 31, 2008, approximately $647,000 of the trust assets, representing interest income which is available to the Company for working capital purposes and taxes payable on income, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the period from May 15, 2007 (date of inception) to December 31, 2008, the Company transferred approximately $3,181,000 from the Trust Account including approximately $1,584,000 for payment of income and franchise taxes and approximately $1,597,000 for use in working capital.

NOTE D—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$235,000	$235,000	$—	$—

Total	$235,000	$235,000	$—	$—

The fair values of the Company’s cash equivalents held in the Trust Account are determined through market, observable and corroborated sources (see also, held to maturity securities in Note C).

NOTE E—ACQUISITION DILIGENCE COSTS

Acquisition diligence costs are comprised of approximately $1,381,000 of legal, accounting, regulatory, market study and other costs associated with the Company’s investigation of a potential acquisition candidate. These costs had been capitalized under generally accepted accounting principles. After December 31, 2008, generally accepted accounting principles related to such costs will change because SFAS No. 141R will require that such costs be expensed as incurred after that date. Since the related potential transaction did not close by December 31, 2008, these costs were charged to expense in the year ended December 31, 2008. To date no definitive agreements have been reached with any potential target for a business combination.

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

NOTE H—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $875,000 for the tax effect of temporary differences, formation, operating and acquisition diligence costs, aggregating approximately $2,125,000 at December 31, 2008.

The current and deferred components of taxes are comprised of the following for the year ended December 31, 2008 and for period from May 15, 2007 (date of inception) to December 31, 2007 and 2008:

	Year ended December 31, 2008	May 15, 2007 (date of inception) to December 31,
		2007	2008
Current tax provision
Federal	$1,064,000	$190,000	$1,254,000
State	265,000	48,000	313,000

Total current tax provision	1,329,000	$238,000	$1,567,000

Deferred tax provision (benefit)
Federal	$(668,000)	$(39,000)	$(707,000)
State	(159,000)	(9,000)	(168,000)

Total deferred tax benefit	$(827,000)	$(48,000)	$(875,000)

Provision (benefit) for income taxes	$502,000	$190,000	$692,000

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

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to the Company, net of income taxes payable, to fund working capital requirements. The per share conversion price was approximately $7.88 and $7.87 at December 31, 2008 and 2007, respectively.

NOTE J—EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. This statement is effective for the Company beginning January 1, 2009. Because the Company does not expect to complete an acquisition prior to the effective date of SFAS 141R, the Company has determined to charge approximately $1,380,000 of acquisition diligence costs to operations in the year ended December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company cannot determine whether SFAS 160 will have any impact until it completes its first business combination.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Exhibit Index

Exhibit No.	Description
3.1	Amended and restated certificate of incorporation(1)

3.2	By-Laws(1)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate(1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)

10.1	Promissory Note issued by Registrant to Pecksland Partners, LLC dated July 16, 2007(1)

10.2	Management Stock Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Anthony H. Wild dated July 16, 2007 (1)

10.4	Stock Purchase Agreement by and between the Registrant and Christopher J. Garcia dated July 16, 2007(1)

10.5	Stock Purchase Agreement by and between the Registrant and Frank E. Young dated July 16, 2007 (1)

10.6	Stock Purchase Agreement by and between the Registrant and Thomas MacMahon dated July 16, 2007 (1)

10.7	Private Placement Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007 (1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant (1)

10.9	Form of Stock Escrow Agreement by and among Continental Stock Transfer & Trust Company, the Registrant, and Initial Stockholders (1)

10.10	Form of Registration Rights Agreement between the Registrant and the existing Stockholders (1)

10.11	Form of Officer’s Letter Agreement (1)

10.12	Form of Existing Stockholder’s Letter Agreement (1)

10.13	License Agreement, dated November 1, 2007, between The Patriot Group, LLC and the Registrant(2)

14.1	Code of Ethics (1)

21.1	Subsidiaries of the Registrant

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-144718 and 001-33798).
(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 001-33798) filed on March 31, 2008, Exhibit 10.13.