Form 10-Q
period 2009-03-31
Golden Pond Healthcare, Inc.
filed 2009-05-11
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of May 7, 2009: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

Item 1.	Financial Statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$70,000	$18,000
Interest receivable from Trust Account	541,000	647,000
Prepaid expenses	35,000	50,000

Total current assets	646,000	715,000

Deferred tax asset	959,000	875,000

Investment in Trust Account, excluding the portion of interest earned to date that is available for working capital	133,071,000	132,896,000

	$134,676,000	$134,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$480,000	$420,000
Income taxes payable	102,000	119,000

Total current liabilities	582,000	539,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies

Common stock subject to redemption, 5,062,499 shares at redemption value, approximately $7.89 and $7.88 per share, respectfully	39,928,000	39,869,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 75,000,000 shares authorized; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	88,891,000	88,950,000
Earnings accumulated during the development stage	1,204,000	1,057,000

Total stockholders’ equity	90,116,000	90,028,000

	$134,676,000	$134,486,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		May 15, 2007 (date of inception) to March 31,
	2009	2008	2009
Revenue	$—	$—	$—
Formation and operating costs	205,000	275,000	1,067,000
Acquisition diligence costs	4,000	—	1,385,000

Loss from operations	(209,000)	(275,000)	(2,452,000)
Other income (expense)
Interest income, Trust Account	450,000	1,382,000	4,452,000
Interest income, other	—	—	2,000
Interest expense	—	(3,000)	(12,000)

Income before income tax provision	241,000	1,104,000	1,990,000
Income tax provision	94,000	436,000	786,000

Net income	147,000	668,000	1,204,000
Interest income earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	(53,000)	—	(104,000)

Net income applicable to common stockholders	$94,000	$668,000	$1,100,000

Weighted average number of shares subject to possible redemption:	5,062,000	5,062,000	3,719,000

Net income per common share subject to possible redemption, basic and diluted	$0.01	$—	$0.03

Weighted average number of common shares outstanding, excluding shares subject to possible redemption:
Basic	16,031,000	21,094,000	10,880,000

Diluted	16,829,000	24,586,000	13,450,000

Net income per common share outstanding, excluding shares subject to possible redemption:
Basic	$0.01	$0.03	$0.10

Diluted	$0.01	$0.03	$0.08

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to March 31, 2009

	Common Stock		Additional Paid-in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity

	Shares	Amount
Sale of 4,492,188 shares of Common Stock on July 16, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption	16,875,000	17,000	134,983,000	—	135,000,000
Underwriters’ discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Common stock sold in the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Accretion of common stock subject to redemption, attributable to interest income earned in Trust Account	—	—	(52,000)	—	(52,000)
Net income	—	—	—	756,000	756,000

Balances, at December 31, 2008	21,093,750	21,000	88,950,000	1,057,000	90,028,000
Accretion of common stock subject to redemption, attributable to interest income earned in Trust Account (unaudited)	—	—	(59,000)	—	(59,000)
Net income (unaudited)	—	—	—	147,000	147,000

Balances, at March 31, 2009 (unaudited)	21,093,750	$21,000	$88,891,000	$1,204,000	$90,116,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		May 15, 2007 (date of inception) to March 31,
	2009	2008	2009
Cash flows from operating activities
Net income	$147,000	$668,000	$1,204,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(84,000)	(89,000)	(959,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest receivable from Trust Account	106,000	(1,331,000)	(541,000)
Prepaid expenses	15,000	(30,000)	(35,000)
Accounts payable and accrued expenses and other	60,000	73,000	480,000
Income taxes payable/(prepaid)	(17,000)	281,000	102,000

Net cash provided by (used in) operating activities	227,000	(428,000)	251,000

Cash flows used in investing activities - Change in Investment in Trust Account	(175,000)	—	(133,071,000)

Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	—	4,000
Proceeds from notes payable, stockholder	—	245,000	455,000
Repayment of notes payable, stockholder	—	—	(455,000)
Proceeds from the initial public offering	—	—	135,000,000
Proceeds from the issuance of warrants in private placement	—	—	4,000,000
Payments of underwriters’ discount and offering costs	—	(189,000)	(6,114,000)

Net cash provided by financing activities	—	56,000	132,890,000

Net increase (decrease) in cash and cash equivalents	52,000	(372,000)	70,000
Cash and cash equivalents, beginning of period	18,000	397,000	—

Cash and cash equivalents, end of period	$70,000	$25,000	$70,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$12,000

Cash paid for income taxes	$195,000	$244,000	$1,642,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriters’ fee	$—	$—	$4,050,000

Accretion of common stock subject to possible redemption	$59,000	$—	$111,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations to be expected for a full fiscal year. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. All amounts in the accompanying condensed financial statements, except shares and per share amounts, are rounded to the nearest thousand dollars.

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

At March 31, 2009, the Company had not commenced any operations or generated operating revenues. All activity from inception through March 31, 2009 relates to the Company’s formation, capital raising, the initial public offering described below and evaluation of potential acquisition candidates. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 6, 2007 and the Offering was consummated on November 13, 2007, as discussed in Note E. Preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 4,000,000 warrants at $1 per warrant in a private placement (the “Private Placement”) that is discussed further in Note F.

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

NOTE B—INCOME PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At March 31, 2009, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three months ended March 31, 2009 and 2008 and for the period from May 15, 2007 (date of inception) to March 31, 2009, dilutive securities include 797,000, 3,492,000 and 2,570,000, respectively, warrants that represent incremental common shares, based on their assumed conversion to common stock, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($53,000, nil and $104,000 for the three months ended March 31, 2009 and 2008 and for the period from May 15, 2007 (date of inception) to March 31, 2009, respectively) by the weighted average number of common shares subject to possible conversion.

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

Investment securities in the Company’s Trust Account consist of (a) United States Federal Home Loan Board obligations and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately nil at March 31, 2009) is recorded at cost and adjusted for income distributions which occur monthly.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at March 31, 2009 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$133,612,000	$143,000	$133,755,000

At March 31, 2009, approximately $541,000 of the trust assets, representing interest income which is available to the Company for working capital purposes and taxes payable on income, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the period from May 15, 2007 (date of inception) to March 31, 2009, the Company transferred approximately $3,562,000 from the Trust Account including approximately $1,780,000 for payment of income and franchise taxes and approximately $1,782,000 for use in working capital.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2009		Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$	Nil	$	Nil	$—	$—

Total	$	Nil	$	Nil	$—	$—

The fair values of the Company’s cash equivalents held in the Trust Account are determined through market, observable and corroborated sources (see also, held to maturity securities in Note C).

NOTE E—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 16,875,000 units (“Units”), including 1,250,000 Units exercised pursuant to an underwriters’ overallotment option, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants.

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

NOTE F—RELATED PARTY TRANSACTIONS

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

NOTE G—INCOME TAXES

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

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, May 15, 2007. The Company did not recognize any adjustments for uncertain tax positions during the three months ended March 31, 2009.

The Company recorded a deferred income tax asset of approximately $959,000 for the tax effect of temporary differences, formation, operating and acquisition diligence costs, aggregating approximately $2,452,000 at March 31, 2009.

The current and deferred components of taxes are comprised of the following for the three months ended March 31, 2008 and 2009 and for period from May 15, 2007 (date of inception) to March 31, 2009:

	Three months ended March 31,		May 15, 2007 (date of inception) to March 31, 2009
	2009	2008
Current tax provision
Federal	$144,000	$424,000	$1,398,000
State	34,000	101,000	347,000

Total current tax provision	178,000	$525,000	$1,745,000

Deferred tax provision (benefit)
Federal	$(68,000)	$(72,000)	$(775,000)
State	(16,000)	(17,000)	(184,000)

Total deferred tax benefit	$(84,000)	$(89,000)	$(959,000)

Provision (benefit) for income taxes	$94,000	$436,000	$786,000

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

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to the Company, net of income taxes payable, to fund working capital requirements. The per share conversion price was approximately $7.89 and $7.88 at both March 31, 2009 and December 31, 2008, respectively.

NOTE I—EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

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

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters, we have not engaged in any operations and other than investment income earned on the proceeds of our initial public offering and the private placement, we have not generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to March 31, 2009, our only activities have been organizational and general corporate activities and those necessary to prepare for our offering, and following our public offering, certain activities related to identifying and evaluating prospective acquisition candidates. Those activities have included multiple proposed business combination transactions, some of which we continue to pursue and others which we are no longer pursuing. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time and assuming the continued deferral of payment for a portion of certain acquisition diligence fees that are owed as discussed in Liquidity and Capital Resources below. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

For the three months ended March 31, 2009, we had net income of approximately $147,000, which consisted of net interest income of approximately $450,000 reduced by approximately $209,000 of formation, operating and diligence costs and approximately $94,000 of income taxes provided. Net income was affected by the substantially lower interest rates currently available on U.S. Treasury Bills compared to rates available when we began investing late in 2007 and at the beginning of 2008. For the three months ended March 31, 2008, we had a net income of approximately $668,000, which consisted of net interest income of approximately $1,379,000 reduced by approximately $275,000 of formation and operating costs and approximately $436,000 of income taxes provided. For the period from May 15, 2007 (the date of our inception) to March 31, 2009, we had net income of approximately $1,204,000, which consisted of net interest income of approximately $4,442,000 reduced by approximately $1,385,000 of acquisition diligence costs, approximately $1,067,000 of formation and operating costs and approximately $786,000 of income taxes. Net income is reduced by interest income earned in the Trust account that is applicable to common stock subject to redemption (net of tax) in arriving at net income applicable to common shareholders. Net income was reduced by approximately $53,000, $-0-

and $104,000 in the three months ended March 31, 2009 and 2008 and for the period from May 15, 2007 to March 31, 2009, respectively, in arriving at net income applicable to common shareholders of approximately $94,000, $668,000 and $1,100,000, respectively.

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

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriting discount of $4,050,000), were $132,850,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses. Through March 31, 2009, approximately $1,782,000 of such interest was distributed to us for working capital and another approximately $1,780,000 was distributed to pay franchise taxes and taxes on the Trust interest income. Therefore, we are entitled to draw an additional approximately $343,000 from the Trust Account when it is available, for working capital. Approximately $541,000 is reflected as interest earned that is available to us on our condensed balance sheet at March 31, 2009., including approximately $198,000 necessary to make current payments for income and franchise taxes. During 2008 we incurred approximately $1,381,000 in costs related to a potential acquisition, approximately $1,020,000 of which was payable to two professional services firms and approximately $395,000 of which remains unpaid at March 31, 2009 due to an understanding with such firms regarding the deferral of payment of a portion of the outstanding balance in order to preserve our currently available cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K for the period ended December 31, 2008 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

GOLDEN POND HEALTHCARE, INC.

Date: May 11, 2009	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: May 11, 2009	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary