Form 10-K/A
period 2008-12-31
Golden Pond Healthcare, Inc.
filed 2009-07-20
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Golden Pond Healthcare, Inc. (the “Company”) for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 16, 2009, (the “Original Filing”) is solely to revise and restate Item 9A pursuant to Rule 13a-15(e) and paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act and the certifications pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act, as amended, made by the Company’s Chief Executive Officer and Chief Financial Officer under the headings “Exhibit 31.1” and “Exhibit 31.2”. Specifically, the certifications are revised and restated exactly as set forth in Item 601(b)(31)(i) of Regulation S-K. Amendment No. 1 does not include the entire Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications. Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chairman and President and our Chief Financial Officer and Secretary have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective.

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

Golden Pond Healthcare, Inc.

By:	/s/ Stephen F. Wiggins
Stephen F. Wiggins President

Date: July 20, 2009

Exhibit Index

Exhibit No.	Description
3.1	Amended and restated certificate of incorporation

3.2	By-Laws

4.1	Specimen Unit Certificate

4.2	Specimen Common Stock Certificate

4.3	Specimen Warrant Certificate

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.1	Promissory Note issued by Registrant to Pecksland Partners, LLC dated July 16, 2007

10.2	Management Stock Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007

10.3	Stock Purchase Agreement by and between the Registrant and Anthony H. Wild dated July 16, 2007

10.4	Stock Purchase Agreement by and between the Registrant and Christopher J. Garcia dated July 16, 2007

10.5	Stock Purchase Agreement by and between the Registrant and Frank E. Young dated July 16, 2007

10.6	Stock Purchase Agreement by and between the Registrant and Thomas MacMahon dated July 16, 2007

10.7	Private Placement Purchase Agreement by and between the Registrant and Pecksland Partners, LLC dated July 16, 2007

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant (1)

10.9	Form of Stock Escrow Agreement by and among Continental Stock Transfer & Trust Company, the Registrant, and Initial Stockholders

10.10	Form of Registration Rights Agreement between the Registrant and the existing Stockholders

10.11	Form of Officer’s Letter Agreement

10.12	Form of Existing Stockholder’s Letter Agreement

10.13	License Agreement, dated November 1, 2007, between The Patriot Group, LLC and the Registrant

14	Code of Ethics

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange of 1934

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

*	Filed herewith

5