Form 10-Q/A
period 2009-03-31
Golden Pond Healthcare, Inc.
filed 2009-07-20
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of May 8, 2008: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-Q of Golden Pond Healthcare, Inc. (the “Company”) for the quarter ended March 31, 2009, as originally filed with the Securities and Exchange Commission on May 11, 2009, (the “Original Filing”) is solely to revise and restate Item 4 pursuant to Rule 13a-15(e) and paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange. Amendment No. 1 does not include the entire Form 10-Q.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the principal executive officer and principal financial officer as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

GOLDEN POND HEALTHCARE, INC.

Date: July 20, 2009	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: July 20, 2009	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary

4