Form 10-Q
period 2009-06-30
Golden Pond Healthcare, Inc.
filed 2009-08-10
CIK 1407031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock of Golden Pond Healthcare, Inc. issued and outstanding as of August 6, 2009: 21,093,750 shares of common stock, par value $0.001 per share, of which 16,875,000 such shares are publicly traded.

Golden Pond Healthcare, Inc.

(a corporation in the development stage)

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$134,000	$18,000
Interest receivable from Trust Account	336,000	647,000
Prepaid expenses and, in 2009, taxes	86,000	50,000

Total current assets	556,000	715,000
Deferred tax asset	1,085,000	875,000
Investment in Trust Account, excluding the portion of interest earned to date that is available for working capital	132,913,000	132,896,000

	$134,554,000	$134,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$590,000	$420,000
Income taxes payable	—	119,000

Total current liabilities	590,000	539,000

Long-term liability, deferred underwriters’ fee	4,050,000	4,050,000

Commitments and contingencies
Common stock subject to redemption, 5,062,499 shares at redemption value, approximately $7.88 and $7.88 per share, respectively	39,889,000	39,869,000

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value: 75,000,000 shares authorized; 21,093,750 shares issued and outstanding (including 5,062,499 shares subject to possible redemption)	21,000	21,000
Additional paid-in capital	88,930,000	88,950,000
Earnings accumulated during the development stage	1,074,000	1,057,000

Total stockholders’ equity	90,025,000	90,028,000

	$134,554,000	$134,486,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		May 15, 2007 (date of inception) to June 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	334,000	181,000	539,000	456,000	1,401,000
Acquisition diligence costs	103,000	—	107,000	—	1,488,000

Loss from operations	(437,000)	(181,000)	(646,000)	(456,000)	(2,889,000)
Other income (expense)
Interest income, Trust Account	224,000	604,000	674,000	1,986,000	4,676,000
Interest income, other	—	—	—	—	2,000
Interest expense	—	(4,000)	—	(7,000)	(12,000)

Income (loss) before income tax provision	(213,000)	419,000	28,000	1,523,000	1,777,000
Income tax provision (benefit)	(83,000)	157,000	11,000	593,000	703,000

Net income (loss)	(130,000)	262,000	17,000	930,000	1,074,000
Interest income earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	48,000	—	(11,000)	—	(56,000)

Net income (loss) applicable to common stockholders	$(82,000)	$262,000	$6,000	$930,000	$1,018,000

Weighted average number of shares subject to possible redemption:	5,062,000	5,062,000	5,062,000	5,062,000	3,719,000

Net income per common share subject to possible redemption, basic and diluted	$(0.01)	$—	$0.00	$—	$0.02

Weighted average number of common shares outstanding, excluding shares subject to possible redemption:
Basic	16,031,000	21,094,000	16,031,000	21,094,000	13,340,000

Diluted	16,031,000	25,032,000	20,291,000	24,812,000	16,136,000

Net income per common share outstanding, excluding shares subject to possible redemption:
Basic	$(0.01)	$0.01	$0.00	$0.04	$0.08

Diluted	$(0.01)	$0.01	$0.00	$0.04	$0.06

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 15, 2007 (date of inception) to June 30, 2009

				Earnings
	Common Stock		Additional	Accumulated During	Total
			Paid-in	Development	Stockholders’

	Shares	Amount	Capital	Stage	Equity
Sale of 4,492,188 shares of Common Stock on July 16, 2007 to Founders at $0.001 per share	4,492,188	$4,000	$—	$—	$4,000
Sale of 16,875,000 units on November 13, 2007 at a price of $8 per unit in the public offering (each unit consists of one share of common stock and one warrant to purchase a share of common stock) (including 5,062,499 shares subject to possible redemption)	16,875,000	17,000	134,983,000	—	135,000,000
Underwriters’ discount and offering costs related to the public offering and over-allotment option (includes $4,050,000 payable upon a business combination)	—	—	(10,164,000)	—	(10,164,000)
Sale of 4,000,000 warrants at $1 per warrant on November 13, 2007 to Pecksland Partners, LLC	—	—	4,000,000	—	4,000,000
Common stock sold in the public offering subject to redemption (5,062,499 shares at redemption value)	—	—	(39,817,000)	—	(39,817,000)
Repurchase 273,438 shares from Founders at $0.001 pursuant to redemption agreement	(273,438)	—	—	—	—
Net income	—		—	301,000	301,000

Balances, at December 31, 2007	21,093,750	21,000	89,002,000	301,000	89,324,000
Accretion of common stock subject to redemption, attributable to interest income earned in Trust Account	—	—	(52,000)	—	(52,000)
Net income	—	—	—	756,000	756,000

Balances, at December 31, 2008	21,093,750	21,000	88,950,000	1,057,000	90,028,000
Accretion of common stock subject to redemption, attributable to interest income earned in Trust Account (unaudited)	—	—	(20,000)	—	(20,000)
Net income (unaudited)	—	—	—	17,000	17,000

Balances, at June 30, 2009 (unaudited)	21,093,750	$21,000	$88,930,000	$1,074,000	$90,025,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		May 15, 2007 (date of inception) to June 30,
	2009	2008	2009
Cash flows from operating activities
Net income	$17,000	$930,000	$1,074,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(210,000)	(177,000)	(1,085,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Interest receivable from Trust Account	311,000	(67,000)	(336,000)
Prepaid expenses	(36,000)	26,000	(86,000)
Accounts payable and accrued expenses and other	170,000	(212,000)	590,000
Income taxes payable	(119,000)	(397,000)	—

Net cash provided by operating activities	133,000	103,000	157,000

Cash flows used in investing activities
Cash paid for deferred acquisition costs	—	(281,000)	—
Change in Investment in Trust Account	(17,000)	—	(132,913,000)

Net cash used by investing activities	(17,000)	(281,000)	(132,913,000)
Cash flows from financing activities
Proceeds from issuance of common stock to Founders	—	—	4,000
Proceeds from notes payable, stockholder	—	245,000	455,000
Repayment of notes payable, stockholder	—	(455,000)	(455,000)
Proceeds from the initial public offering	—	—	135,000,000
Proceeds from the issuance of warrants in private placement	—	—	4,000,000
Payments of underwriters’ discount and offering costs	—	—	(6,114,000)

Net cash provided by (used in) financing activities	—	(210,000)	132,890,000

Net increase (decrease) in cash and cash equivalents	116,000	(388,000)	134,000
Cash and cash equivalents, beginning of period	18,000	397,000	—

Cash and cash equivalents, end of period	$134,000	$9,000	$134,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$12,000

Cash paid for income taxes	$515,000	$1,167,000	$1,962,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriters’ fee	$—	$—	$4,050,000

Accretion of common stock subject to possible redemption	$20,000	$—	$72,000

See accompanying notes to condensed financial statements

GOLDEN POND HEALTHCARE, INC.

(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results of operations to be expected for a full fiscal year. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. All amounts in the accompanying condensed financial statements, except shares and per share amounts, are rounded to the nearest thousand dollars.

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

At June 30, 2009, the Company had not commenced any operations or generated operating revenues. All activity from inception through June 30, 2009 relates to the Company’s formation, capital raising, the initial public offering described below and evaluation of potential acquisition candidates. Following the offering, the Company has not and will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents (held in escrow) from the proceeds derived from the offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with a Target Business. As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the Trust Account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $4,050,000, described below). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

NOTE B—INCOME PER SHARE OF COMMON STOCK

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company, except where the results would be antidilutive. At June 30, 2009, the Company had warrants outstanding to purchase 20,875,000 shares of common stock.

The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and for the period from May 15, 2007 (date of inception) to June 30, 2009, dilutive securities include 892,000, 3,939,000, 4,260,000, 3,718,000 and 2,796,000, respectively, warrants that represent incremental common shares, based on their assumed conversion to common stock, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($48,000, nil, $11,000, nil and $104,000 for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2008 and 2009 and for the period from May 15, 2007 (date of inception) to June 30, 2009, respectively by the weighted average number of common shares subject to possible conversion.

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

Investment securities in the Company’s Trust Account consist of (a) United States Federal Home Loan Board obligations and (b) a mutual fund that invests in United States Treasury securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s investment in the United States Treasury mutual fund account (approximately $53,506,000 at June 30, 2009) is recorded at cost and adjusted for income distributions which occur monthly.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at June 30, 2009 were as follows:

	Carrying amount	Gross unrealized holding gains	Fair value
Held-to-maturity:
U. S. Treasury securities	$79,743,000	$37,000	$79,780,000

At June 30, 2009, approximately $336,000 of the trust assets, representing interest income which is available to the Company for working capital purposes and taxes payable on income, is reflected as interest receivable from trust account in the accompanying condensed financial statements. During the period from May 15, 2007 (date of inception) to June 30, 2009, the Company transferred approximately $4,150,000 from the Trust Account including approximately $2,361,000 for payment of income and franchise taxes and approximately $1,789,000 for use in working capital.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$53,506,000	$53,506,000	$—	$—

Total	$53,506,000	$53,506,000	$—	$—

The fair values of the Company’s cash equivalents held in the Trust Account are determined through market, observable and corroborated sources (see also, held-to-maturity securities in Note C).

NOTE E—PUBLIC OFFERING

On November 13, 2007, the Company consummated the sale of 16,875,000 units (“Units”), including 1,250,000 Units exercised pursuant to an underwriters’ over-allotment option, at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) November 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire November 6, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants.

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

On July 16, 2007, the Company issued 4,492,188 shares of common stock (“Initial Shares”) to the initial stockholders of the Company (“Initial Stockholders”) for proceeds of $4,492. On December 17, 2007, the Company repurchased 273,438 of such Initial Shares for $273.44 pursuant to a redemption right related to the unexercised portion of the underwriters’ over-allotment option (1,093,750 unexercised Units). Such redemption right is now expired. After this redemption, there are 4,218,750 Initial Shares outstanding at December 31, 2007. The Initial Stockholders have agreed that the shares they owned prior to the Offering will not be transferable until one year from the date of the closing of the initial Business Combination and will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

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

On November 13, 2007, Pecksland, purchased, in a Private Placement, 4,000,000 warrants at $1.00 per warrant (“the Insider Warrants”). The aggregate proceeds of the Private Placement are being held in the Trust Account described in Note A. The Insider Warrants are identical to the Warrants underlying the Units of the Offering except that if they are not subject to redemption, the Insider Warrants may be exercised on a “cashless basis,” and cannot be sold or transferred until 90 days subsequent to the Company’s completion of a Business Combination. If the Company does not complete a Business Combination, then the $4 million proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants issued under this transaction will expire worthless.

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

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, May 15, 2007. The Company did not recognize any adjustments for uncertain tax positions during the three or six months ended June 30, 2009.

The Company recorded a deferred income tax asset of approximately $1,085,000 for the tax effect of temporary differences, formation, operating and acquisition diligence costs, aggregating approximately $2,889,000 at June 30, 2009.

The current and deferred components of taxes are comprised of the following for the three and six months ended June 30, 2008 and 2009 and for period from May 15, 2007 (date of inception) to June 30, 2009:

	Three months ended June 30,		Six months ended June 30,		May 15, 2007 (date of inception) to June 30, 2009
	2009	2008	2009	2008
Current tax provision
Federal	$26,000	$198,000	$170,000	$622,000	$1,424,000
State	17,000	47,000	51,000	148,000	364,000

Total current tax provision	43,000	$245,000	$221,000	$770,000	$1,788,000

Deferred tax provision (benefit)
Federal	(94,000)	(71,000)	(162,000)	(143,000)	(869,000)
State	(32,000)	(17,000)	(48,000)	(34,000)	(216,000)

Total deferred tax benefit	(126,000)	(88,000)	(210,000)	(177,000)	(1,085,000)

Provision (benefit) for income taxes	($83,000)	$157,000	$11,000	593,000	$703,000

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

If the Company’s initial Business Combination is approved, Public Stockholders voting against the Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,125,000 of interest earned on the Trust Account balance which will be available to the Company, net of income taxes payable, to fund working capital requirements. The per share conversion price was approximately $7.88 at both June 30, 2009 and December 31, 2008, respectively.

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

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

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

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the three months ended June 30, 2009 and its adoption did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) – a replacement of FASB Statement No. 162,” which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this will have a material effect on its condensed financial statements.

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

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters, we have not engaged in any operations and other than investment income earned on the proceeds of our initial public offering and the private placement, we have not generated any revenues to date. For the period from May 15, 2007 (the date of our inception) to June 30, 2009, our only activities have been organizational and general corporate activities and those necessary to prepare for our offering, and following our public offering, certain activities related to identifying and evaluating prospective acquisition candidates. Those activities have included multiple proposed business combination transactions, some of which we continue to pursue and others which we are no longer pursuing. We will not generate any operating income until the completion of a business combination (as defined in our prospectus), should it occur. We have generated non-operating income in the form of interest income on the cash held in our trust account. We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until November 6, 2009, assuming that a business combination is not consummated during that time and assuming the continued deferral of payment for a portion of certain acquisition diligence fees that are owed as discussed in Liquidity and Capital Resources below. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment, of all or a significant portion of any expenses we incur through November 6, 2009.

Three months ended June 30, 2009 compared to June 30, 2008 –

For the three months ended June 30, 2009, we had a net loss of approximately $130,000, which consisted of approximately $334,000 of formation, operating and diligence costs and approximately $103,000 of acquisition diligence costs which were partially offset by interest income of approximately $224,000 and approximately $83,000 of income tax benefits recorded. During 2009, very significantly lower interest rates currently available on U.S. Treasury Bills (compared to rates available when we began investing late in 2007 and at the beginning of 2008) had two effects on net income. For one, interest income is down very significantly (approximately $380,000 or 63%) from the prior year. Secondly, with less reportable income tax for local tax purposes, the Company is subject to an alternative tax on capital which was accrued to formation and operating costs in the three months at approximately $123,000. The effect of lower interest rates had an even greater effect on the three months ended June 30, 2009 because earlier in 2009 we continued to enjoy interest earned on positions placed before interest rates fell to current levels. For the three months ended June 30, 2008, we had a net income of approximately $262,000, which consisted of net interest income of approximately $600,000 reduced by approximately $181,000 of formation and operating costs and approximately $157,000 of income taxes provided.

Six months ended June 30, 2009 compared to June 30, 2008 –

For the six months ended June 30, 2009, we had net income of approximately $17,000, which consisted of interest income of approximately $674,000 offset by approximately $539,000 of formation and operating approximately $107,000 of acquisition diligence costs and approximately $11,000 of income taxes provided. During 2009, very significantly lower interest rates currently available on U.S. Treasury Bills (compared to rates available when we began investing late in 2007 and at the beginning of 2008) had two effects on net income. For one, interest income is down very significantly (approximately $1,312,000 or 66%) from the prior year. Secondly, with less reportable income tax for local tax purposes, the Company is subject to an alternative tax on capital which was accrued to formation and operating costs in the six months at approximately $123,000. For the six months ended June 30, 2008, we had a net income of approximately $930,000, which consisted of net interest income of approximately $1,981,000 reduced by approximately $456,000 of formation and operating costs and approximately $593,000 of income taxes provided.

From inception to June 30, 2009 –

For the period from May 15, 2007 (the date of our inception) to June 30, 2009, we had net income of approximately $1,074,000, which consisted of net interest income of approximately $4,666,000 reduced by approximately $1,488,000 of acquisition diligence costs, approximately $1,401,000 of formation and operating costs and approximately $703,000 of income taxes.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible conversion in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted amount for the maximum number of shares subject to possible conversion is calculated by dividing the interest income, net of applicable income taxes, attributable to common shares subject to conversion ($48,000, nil, $11,000, nil and $56,000 for the three ended June 30, 2009 and 2008, the six months ended June 30, 2008 and 2009 and for the period from May 15, 2007 (date of inception) to June 30, 2009, respectively) by the weighted average number of common shares subject to possible conversion.

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

Liquidity and Capital Resources

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $6,150,000, including underwriting discount (other than the deferred underwriting discount of $4,050,000), were $132,850,000. Of this amount, $132,725,000 (including the $4,000,000 proceeds of the private placement) was placed in the trust account and the remaining $125,000 was made available to us to fund our operating expenses. Under the Trust Agreement, up to $2,125,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses. Through June 30, 2009, approximately $4,150,000 has been transferred to us from the Trust including approximately $1,789,000 of such interest was distributed to us for working capital and another approximately $2,361,000 was distributed to pay franchise taxes and taxes on the Trust interest income. Therefore, we are entitled to draw an additional approximately $336,000 from the Trust Account when it is available, for working capital. During 2008 we incurred approximately $1,381,000 in costs related to a potential acquisition, approximately $1,020,000 of which was payable to two professional services firms and approximately $395,000 of which remains unpaid at June 30, 2009 due to an understanding with such firms regarding the deferral of payment of a portion of the outstanding balance in order to preserve our currently available cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

An investment in our Company involves risks including those risk factors that are disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K for the period ended December 31, 2008 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

GOLDEN POND HEALTHCARE, INC.

Date: August 10, 2009	/s/ Stephen F. Wiggins
Stephen F. Wiggins, Chairman of the Board and President

Date: August 10, 2009	/s/ Michael C. Litt
Michael C. Litt, Chief Financial Officer and Secretary